Form 10QSB
period 1999-06-30
BARBECUE CAPITAL CORP
filed 1999-08-31
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-24721
                                             -------

                           BARBECUE CAPITAL CORP.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Nevada                                       87-0616538
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

         2046 East Murray-Holiday Road, Suite 202, Salt Lake City, Utah 84117
         --------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 272-4400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                               as of August 16, 1999

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                          BARBECUE CAPITAL CORP.
                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                      June 30,    December 31,
                                                        1999         1998
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                              $    24,718   $    36,250
                                                    -----------   -----------

    Total Current Assets                                 24,718        36,250
                                                    -----------   -----------

OTHER ASSETS

  Prototype (Note 6)                                      1,500         1,500
                                                    -----------   -----------
     Total Other Assets                                   1,500         1,500
                                                    -----------   -----------
     TOTAL ASSETS                                   $    26,218   $    37,750
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                  $     3,750   $       -
                                                    -----------   -----------

    Total Liabilities                                     3,750           -
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023         1,023
 Additional paid in capital                              50,371        50,371
 Deficit accumulated during the development
   stage                                                (28,926)      (13,644)
                                                    -----------   -----------

    Total Stockholders' Equity                           22,468        37,750
                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    26,218   $    37,750
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                                         From
                                       For the                    For the            Inception on
                                  Three Months Ended         Six Months Ended         December 18,
                                       June 30,                   June 30,            1996 Through
                                 -------------------        ---------------------      June 30,
                                  1999          1998        1999          1998           1999
                               -----------  ------------  ------------ ------------  ------------
REVENUE                        $      -     $       -     $       -    $       -     $       -

EXPENSES                             6,312         2,079        15,282        2,078        28,926
                               -----------  ------------  ------------ ------------  ------------
NET LOSS                       $    (6,312) $     (2,079) $    (15,282) $    (2,078) $    (28,926)
                               ===========  ============  ============ ============  ============
BASIC LOSS PER SHARE           $     (0.00) $      (0.00) $      (0.00) $     (0.00)
                               ===========  ============  ============  ===========

BASIC NUMBER OF SHARES
 OUTSTANDING                     1,023,000     1,023,000     1,023,00     1,023,000
                               ===========  ============  ============  ===========


The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996                        -   $          -  $          -   $          -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500              -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                                 -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500              -

Net loss for year ended
  December 31, 1997                                -              -             -           (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stack issued for cash at
 $0.10 per share                             523,000            523        51,777              -

Stock offering costs                               -              -       (10,906)             -

Net loss for the year ended
 December 31, 1998                                -              -             -         (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the six months ended
 June 30, 1999 (unaudited)                        -              -             -         (15,282)
                                        ------------   ------------  ------------   ------------

Balance, June 30, 1999 (unaudited)         1,023,000   $      1,023  $     50,371   $    (28,926)
                                        ============   ============  ============   ============







The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                 From
                                                  For the                   For the           Inception on
                                             Three Months Ended        Six Months Ended        December 18,
                                                  June 30,                  June 30,          1996 Through
                                           -----------------------   ----------------------     June 30,
                                              1999         1998         1999        1998          1999
                                           ----------   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                  $   (6,312)  $   (2,078)  $  (15,282) $    (2,078)  $  (28,926)
 Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
  Amortization expense                              -            -            -            -          495
  Increase (decrease) in accounts payable       2,250            -        3,750            -        3,750
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by Operating
    Activities                                 (4,062)      (2,078)     (11,532)      (2,078)     (24,681)
                                           ----------   ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Prototype of prototype                            -            -            -            -       (1,500)
  Organization costs incurred                       -            -            -            -         (495)
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by Investing
    Activities                                      -            -            -            -       (1,995)
                                           ----------   ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                              -       (6,024)           -       (6,024)     (10,906)
  Issuance of common stock for cash                 -       52,300            -       52,300       62,300
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by
    Financing Activities                   $        -   $   46,276   $        -   $   46,276   $   51,394
                                           ----------   ----------   ----------   ----------   ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      $   (4,062) $    44,198   $   11,532   $   44,198   $   24,718

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     28,780        1,756       36,250        1,756            -
                                           ----------   ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD $   24,718   $   45,954   $   24,718   $   45,954   $   24,718
                                           ==========   ==========   ==========   ==========   ==========

Cash Paid For:
 Interest                                  $        -   $        -   $        -   $        -   $        -
 Income taxes                              $        -   $        -   $        -   $        -   $        -


The accompanying notes are an integral part of these financial statements.

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                          June 30, 1999 and December 31, 1998


NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

On December 18, 1996 Barbecue Capital Corp. (the Company) was incorporated under the laws of Nevada to evaluate privately held companies whose primary business is the holding, purchasing, mortgaging and conveying of real and personal property.

The Company has authorized 25,000,000 shares of $0.001 par value common stock. The Company has elected a calendar year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Income Taxes

As of June 30, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $28,900 that may be used in future years to offset taxable income. The net operating loss carryforward will expire by 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Organization Costs

The costs incurred with the organization of the Company were capitalized as of December 31, 1997. During the year ended December 31, 1998, the organizational costs were expensed.

                            BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      June 30, 1999 and December 31, 1998

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing operating company. Currently management is committed to cover all operating and other costs until sufficient revenues are generated.

NOTE 4 - STOCK TRANSACTIONS

On December 31, 1996, the Board of Directors authorized a stock issuance totaling 500,000 shares to officers of the Company for cash consideration of $10,000.

The Company has issued to the public, 523,000 shares of its common stock at $0.10 per share. The costs of the stock offering of $10,906 were charged against the proceeds of the offering.

NOTE 5 - PROTOTYPE

During the year ended December 31, 1998, $1,500 was expended to produce a working prototype barbeque grill. The Company has subsequently begun marketing its grill on the internet and using the prototype grill for demonstrations.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

Business of the Company
-----------------------

     The Company was incorporated in Nevada on December 18, 1996, to engage in the manufacture and distribution of commercial size barbecues for individual, groups, and restaurant use. After two seasonal business cycles of trying to develop a market for the Company's barbecues, management of the Company determined that without significant additional funding, the Company would not be able to compete in the barbecue business. Accordingly, after several unsuccessful attempts to obtain additional capital, the Company determined that it was in the Company's and its shareholders best interest to cease the barbecue business and search for alternative businesses while the Company was still solvent.

     The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation, bylaws or by contract, stockholders' approval may not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any participation in or the acquisition of any business prospect, will be profitable.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 1999, the Company had assets of $26,218 and liabilities of $3,750. Working Capital at June 30, 1999, was $20,968. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status, finalizing the closure of its business and professional fees associated with accounting costs. For the three and six months ended June 30, 1999, the Company had expenses of $6,312 and $15,282, respectively. These expenses consisted of professional fees associated with filing to become a reporting issuer with the Securities and Exchange Commission, salaries and marketing efforts on its barbecues.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company has the assets to meet these financial requirements. The Company does not, however, have substantial assets to entice potential business opportunities to enter into transactions with the Company.

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

     The Company does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company does intend to reimburse its officers and directors for out of pocket cost.

     Results of Operations
     ---------------------

     For the three and six months ended June 30, 1999, the Company had a net loss of $6,312 and $15,282. The Company had no revenue for the three and six months ended June 30, 1999. The Company does not anticipate any revenue until it locates a new business opportunity.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS
     None.

                        ITEM 2.  CHANGES IN SECURITIES
     None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION
     None.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: August 30, 1999                By/S/Joe Thomas, President,
                                      Chief Financial Officer, and Director