Form 10QSB
period 1999-03-31
BARBECUE CAPITAL CORP
filed 1999-09-03
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 1999

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

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                     March 31,    December 31,
                                                        1999         1998
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                              $    28,780   $    36,250
                                                    -----------   -----------

    Total Current Assets                                 28,780        36,250
                                                    -----------   -----------

OTHER ASSETS

  Prototype (Note 6)                                      1,500         1,500
                                                    -----------   -----------
     Total Other Assets                                   1,500         1,500
                                                    -----------   -----------
     TOTAL ASSETS                                   $    30,280   $    37,750
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                  $     1,500   $       -
                                                    -----------   -----------

    Total Liabilities                                     1,500           -
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023         1,023
 Additional paid-in capital                              50,371        50,371
 Deficit accumulated during the development
   stage                                                (22,614)      (13,644)
                                                    -----------   -----------

    Total Stockholders' Equity                           28,780        37,750
                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    30,280   $    37,750
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)




                                                             From
                                       For the           Inception on
                                  Three Months Ended      December 18,
                                       March 31,          1996 Through
                                 -------------------       March 31,
                                   1999          1998         1999
                               -----------  ------------  ------------
REVENUE                        $      -     $       -     $       -

EXPENSES                             8,970          -           22,614
                               -----------  ------------  ------------
NET LOSS                       $    (8,970) $       -     $    (22,614)
                               ===========  ============  ============
BASIC LOSS PER SHARE           $     (0.00) $      (0.00)
                               ===========  ============

BASIC NUMBER OF SHARES
 OUTSTANDING                     1,023,000       500,000
                               ===========  ============



The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid-In     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996                        -   $          -  $          -   $          -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500              -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                                 -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500              -

Net loss for year ended
  December 31, 1997                                -              -             -           (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stack issued for cash at
 $0.10 per share                             523,000            523        51,777              -

Stock offering costs                               -              -       (10,906)             -

Net loss for the year ended
 December 31, 1998                                -              -             -         (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the three months ended
 March 31, 1999 (unaudited)                        -              -             -         (8,970)
                                        ------------   ------------  ------------   ------------

Balance, March 31, 1999 (unaudited)        1,023,000   $      1,023  $     50,371   $    (22,614)
                                        ============   ============  ============   ============







The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                        From
                                                  For the            Inception on
                                             Three Months Ended      December 18,
                                                 March 31,           1996 Through
                                           -----------------------    March 31,
                                              1999         1998         1999
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                  $   (8,970)  $        -   $  (22,614)
 Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
  Amortization expense                              -            -          495
  Increase (decrease) in accounts payable       1,500            -        1,500
                                           ----------   ----------   ----------
   Net Cash Provided (Used) by Operating
    Activities                                 (7,470)           -      (20,619)
                                           ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Prototype of prototype                            -            -       (1,500)
  Organization costs incurred                       -            -         (495)
                                           ----------   ----------   ----------
   Net Cash Provided (Used) by Investing
    Activities                                      -            -       (1,995)
                                           ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                              -            -      (10,906)
  Issuance of common stock for cash                 -            -       62,300
                                           ----------   ----------   ----------
   Net Cash Provided (Used) by
    Financing Activities                            -            -       51,394
                                           ----------   ----------   ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          (7,470)           -       28,780

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     36,250        1,756            -
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD $   28,780   $    1,756   $   28,780
                                           ==========   ==========   ==========

Cash Paid For:
 Interest                                  $        -   $        -   $        -
 Income taxes                              $        -   $        -   $        -


The accompanying notes are an integral part of these financial statements.

                           BARBECUE CAPITAL CORP.
                       (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 1999 and December 31, 1998


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On December 18, 1996 Barbecue Capital Corp. (the Company) was incorporated under the laws of Nevada to evaluate privately held companies whose primary business is the holding, purchasing, mortgaging and conveying of real and personal property.

The Company has authorized 25,000,000 shares of $0.001 par value common stock. The Company has elected a calendar year end.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Income Taxes

As of March 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $22,600 that may be used in future years to offset taxable income. The net operating loss carryforward will expire by 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                          BARBECUE CAPITAL CORP.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                   March 31, 1999 and December 31, 1998

NOTE 3 - GOING CONCERN

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of March 31, 1999, the Company had assets of $28,780 and liabilities of $1,500. Working Capital at March 31, 1999, was $27,280. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status, finalizing the closure of its business and professional fees associated with accounting costs. For the three ended March 31, 1999, the Company had expenses of $8,970. These expenses consisted of professional fees associated with filing to become a reporting issuer with the Securities and Exchange Commission, salaries and marketing efforts on its barbecues.

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

     Results of Operations
     ---------------------

     For the three months ended March 31, 1999, the Company had a net loss of $8,970 compared to no income or loss for the quarter ended March 31, 1998. The Company had no revenue for the three months ended March 31, 1999. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: September 2, 1999               By/S/Joe Thomas, President,
                                       Chief Financial Officer, and Director