Form 10QSB
period 1999-09-30
BARBECUE CAPITAL CORP
filed 1999-11-12
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 11, 1999

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

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                   September 30,  December 31,
                                                        1999         1998
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                              $    13,367   $    36,250
                                                    -----------   -----------

    Total Current Assets                                 13,367        36,250
                                                    -----------   -----------

OTHER ASSETS

  Prototype (Note 6)                                      1,500         1,500
                                                    -----------   -----------
     Total Other Assets                                   1,500         1,500
                                                    -----------   -----------
     TOTAL ASSETS                                   $    14,867   $    37,750
                                                    ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                  $     2,250   $      -
                                                    -----------   -----------

    Total Liabilities                                     2,250          -
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023         1,023
 Additional paid in capital                              50,371        50,371
 Deficit accumulated during the development
   stage                                                (38,777)      (13,644)
                                                    -----------   -----------

    Total Stockholders' Equity                           12,617        37,750
                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    14,867   $    37,750
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                                         From
                                       For the                    For the             Inception on
                                  Three Months Ended         Nine Months Ended         December 18,
                                   September 30,              September 30,           1996 Through
                                 -------------------        ---------------------     September 30,
                                   1999         1998          1999         1998          1999
                               ------------ ------------  ------------ ------------  ------------
REVENUE                        $      -     $       -     $       -    $       -     $       -

EXPENSES                             9,851         2,984        25,133       11,782        38,777
                               -----------  ------------  ------------ ------------  ------------
NET LOSS                       $    (9,851) $     (2,984) $    (25,133) $   (11,782) $    (38,777)
                               ===========  ============  ============ ============  ============
BASIC LOSS PER SHARE           $     (0.00) $      (0.00) $      (0.00) $     (0.00) $      (0.00)
                               ===========  ============  ============  ===========  ============

BASIC NUMBER OF SHARES
 OUTSTANDING                     1,023,000     1,023,000     1,023,00     1,023,000
                               ===========  ============  ============  ===========



The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996             $       -      $       -     $       -      $       -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500           -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                              -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500           -

Net loss for year ended
  December 31, 1997                             -              -             -              (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stock issued for cash at
 $0.10 per share                             523,000            523        51,777           -

Stock offering costs                            -              -          (10,906)          -

Net loss for the year ended
 December 31, 1998                              -              -             -           (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the nine months ended
 September 30, 1999 (unaudited)                 -              -             -           (25,133)
                                        ------------   ------------  ------------   ------------

Balance, September 30, 1999 (unaudited)    1,023,000   $      1,023  $     50,371   $    (38,777)
                                        ============   ============  ============   ============







The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                 From
                                                  For the                   For the             Inception on
                                             Three Months Ended        Nine Months Ended        December 18,
                                                September 30,             September 30,         1996 Through
                                           -----------------------   ----------------------     September 30,
                                              1999         1998         1999        1998          1999
                                           ----------   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                 $    (9,851)  $  (2,984)  $   (25,133) $    (11,782)  $ (38,777)
 Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:                                   -           -             -             -            495

  Amortization expense
  Increase (decrease) in accounts payable       1,500        -            2,250          -          2,250
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by Operating
    Activities                                (11,351)     (2,984)      (22,883)     (11,782)     (36,032)
                                           ----------   ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Prototype of prototype                         -           -             -            -          (1,500)
  Organization costs incurred                    -           -             -            -            (495)
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by Investing
    Activities                                   -           -             -            -          (1,995)
                                           ----------   ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                           -           -             -          (6,024)     (10,906)
  Issuance of common stock for cash              -           -             -          52,300       62,300
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by
    Financing Activities                   $     -      $    -     $       -      $   46,276   $   51,394
                                           ----------   ----------   ----------   ----------   ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      $  (11,351) $   (2,984)   $  (22,883)   $  34,494   $   13,367

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     24,718       45,954       36,250        1,756         -
                                           ----------   ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD $   13,367   $   42,970   $   13,367   $   36,250   $   13,367
                                           ==========   ==========   ==========   ==========   ==========

Cash Paid For:
 Interest                                  $     -      $     -      $     -      $     -      $     -
 Income taxes                              $     -      $     -      $     -      $     -            -


The accompanying notes are an integral part of these financial statements.

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                      September 30, 1999 and December 31, 1998


NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in Nevada on December 18, 1996, to engage in the manufacturing and distribution of commercial size barbecues for individual, groups, and restaurant use. After two seasonal business cycles of trying to develop a market for the Company's barbecues, management of the Company determined that without significant additional funding, the Company would not be able to compete in in the barbecue business. Accordingly, after several unsuccessful attempts to obtain additional capital, the Company determined that it was in the Company's and it's shareholders best interest to cease the barbecue business and search for alternative business while the Company was still solvent.

The Company has authorized 25,000,000 shares of $0.001 par value common stock.
The
Company has elected a calendar year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Income Taxes

As of September 30, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $38,700 that may be used in future years to offset taxable income. The net operating loss carryforward will expire by 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                            BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      September 30, 1999 and December 31, 1998
                                (Continued)

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

NOTE 4 - STOCK TRANSACTIONS

In December 31, 1996, the Board of Directors authorized a stock issuance totaling
500,000 shares to officers of the Company for cash consideration of $10,000.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

As of September 30, 1999, the Company had assets of $14,867 and liabilities of $2,250. Working Capital at September 30, 1999, was $11,117. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status, finalizing the closure of its business and professional fees associated with accounting costs. For the three and nine months ended September 30, 1999, the Company had expenses of $9,851 and $25,133, respectively. These expenses consisted of professional fees associated with filing with the Securities and Exchange Commission, salaries and marketing efforts on its barbecues.

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

     Results of Operations
     ---------------------

For the three and nine months ended September 30, 1999, the Company had a net loss of $9,851 and $25,133. The Company had no revenue for the three and nine months ended September 30, 1999. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: November 11, 1999              By/S/Joe Thomas, President,
                                      Chief Financial Officer, and Director