Form 10KSB
period 1999-12-31
BARBEQUE CAPITAL CORP
filed 2000-03-30
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1999
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to __________

                Commission File Number       0-25951
                                            ----------

                         Barbecue Capital Corp.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                         87-0616538
------------------------------                 -------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

2046 East Murray Holiday, Road, Suite 202, Salt Lake City, Utah   84117
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (801) 272-4400
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
------------------                  -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                             (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No [ ]  (2)  Yes[X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  State issuer's revenues for its most recent fiscal year: $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at March 15, 2000, of $0.02 per share, the market value of shares held by nonaffiliates would be $10,460.

  As of January 12, 2000, the Registrant had 1,023,000 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

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

HISTORY AND ORGANIZATION
------------------------

     The Company was incorporated in Nevada on December 18, 1996, to engage in the manufacture and distribution of commercial size barbecues for individual, groups, and restaurant use. After the Company was formed, management sought capital to commence marketing and production of its barbecues. In May 1998, the Company raised $52,300 through the sale of shares of its common stock at an offering price of $0.10 per share. The proceeds of the offering were uses to develop additional barbecue prototypes and commence manufacturing and marketing of the barbecues.

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

CURRENT BUSINESS
----------------

     Since discontinuing its prior barbecue operations, the Company has been seeking a business opportunity to enter including the possibility of an acquisition or merger with an existing operating business. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     The Company's current president, Joe Thomas has indicated he may want to pursue other business opportunities and possibly resin from his positions with the Company. Negotiations are occurring with several shareholders who have indicated they may be willing assume an officer role in the Company.
Presently a final agreement has not been reached with Mr. Thomas. If Mr. Thomas departs, it would bring further uncertainty to investors in the Company as an unknown management team would be assuming control.


     Two shareholders, Tom Hoffer and Jeff Holmes, have presented the Company a possible merger transaction. If this transaction comes to furition, a new management team will be appointed by the merger candidate. Presently, negotiations are in the preliminary state with no contract signed or terms proposed.

                  ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's administrative offices are provided by the Company's president, Joe Thomas. The Company has closed down its operation facilities located in Nevada. Without current operations, the space provided by Mr. Thomas is adequate for the Company's needs.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "bbqa." Set forth below are the high and low bid prices for the Company's Common Stock for the last three quarters. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions. Additionally, the Company's securities were not trading until the last months of 1999.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
December 1999               $0.02          $0.02
September 1999              $0.02          $0.02

     At March 15, 2000, the bid and asked price for the Company's Common Stock was $0.02 and $0.10 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 15, 2000, the Company had approximately 47 shareholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

     Since its organization, the Company has not produced revenue and in 1999 was forced to shut down its barbecue operations. Since ceasing its operations, the Company has been unable to locate another business opportunity and currently has no material operations.

     Management of the Company believes the best chance to obtain value for the shareholders is to seek a merger or acquisition with an existing business. At this time, management has been unable to locate any potential mergers or acquisitions.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reach for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 1999, the Company had $9,276 in assets and $2,250 in liabilities resulting in Working Capital of $7,026. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission.

     For the twelve months ended December 31, 1999, the Company's expensed all cost of the development of the barbecue grills when it was determined that these operations would not be pursued. Other expenses related to professional fees for accountants and attorneys were incurred when the Company elect to file to become a "reporting issuer" with the SEC. Total expenses for 1999 were $30,724 resulting in a corresponding loss. Management anticipates only nominal continuing expenses now that the barbecue operations have been shut down.

     Since inception the Company has not generated revenue, other than nominal interest income, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company's financial statements contain a going concern on the Company's ability to continue in business.

     The Company has had no employees since it ceased its barbecue operations. Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS
---------------------

     The Company has not had no revenue since inception and continued to lose money on its barbecue operations. In September 1999, the barbecue operations were terminated. However, the Company has spent almost all of its money trying to develop the barbecue operations and has been left with little capital to pursue other business interest. The Company lost $30,724 in 1999, principally related to its barbecue operations and corporate maintenance.


                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of January 12, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Joe Thomas        45       President and           1998
                           Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Joe Thomas, age 45, is the president, chief executive officer, secretary, treasure and director of the Company. Mr. Thomas since June 1992 has been the owner and president of Intermountain Mortgage Company located in Park City, Utah which specialized in residential loans. Prior to starting Intermountain Mortgage Company, Mr. Thomas was the chief financial officer for Rightfit Sports from September 1991 to June 30, 1992. For eight years prior to joining Rightfit Sports, Mr. Thomas work in his own CPA firm in Salt Lake City, Utah. Mr. Thomas began his professional career with the accounting firm of Touche Ross. Mr. Thomas graduated from Westminister College in Salt Lake City, Utah with a B.S. degree in 1976 and from the University of Utah with an M.B.A. in 1979.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

     (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

           (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

         (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Joe Thomas, the Company's only officer and director, filed a form 3 on July 7, 1999. Mr. Thomas was the only member of the Company required to file any forms under section 16(a).


                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Joe Thomas          1999   $1,500___-0-       -0-         -0-      -0-     -0-       -0-
President and CEO   1998    1,500   -0-       -0-         -0-      -0-     -0-       -0-
                    1997    -0-     -0-       -0-         -0-      -0-     -0-       -0-


     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 1999, 1998, and 1997.

     Bonuses and Deferred Compensation

      None.

      Compensation Pursuant to Plans.

      None.


     Pension Table

      None.

     Other Compensation

      None.

     Compensation of Directors.

      None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 15, 2000, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,023,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common   Joe Thomas
         2046 East Murray-
         Holladay Road
         Suite 202
         Salt Lake City, Utah
         84117                        500,000              48.87%

OFFICERS, DIRECTORS AND NOMINEES:

Common   Joe Thomas         ----------See Above----------

         All Officers                  500,000              48.87%
         and Directors
         as a Group (1 person)

[FN]
(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended December 31, 1999, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 1999, there were no material transactions between the Company and its management of principal shareholders.

     INDEBTEDNESS OF MANAGEMENT

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     TRANSACTIONS WITH PROMOTERS

     After incorporating the Company, Mr. Thomas was issued 500,000 shares of the Company's common stock on for $10,000.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Jones, Jensen & Co., Certified Public Accountants     12

Balance Sheets as of December 31, 1999, and 1998                13

Statements of Operations for the fiscal years ended December
31, 1999, and 1998                                              14

Statements of Stockholders' Equity for the years ended
December 31, 1999, and 1998, and  from inception                15

Statements of Cash Flows for the fiscal years ended
December 31, 1999, and 1998                                     17

Notes to Financial Statements                                   18

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document           Location
-------     ---------   -----------------           -------------
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporated      Incorporation
                                                      by reference*

 3.02           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 000-25951.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Barbecue Capital Corp.


Date: March 27, 2000       By:/s/Joe Thomas, President and Director
                                (Principal Executive Officer)

Independent Auditor's Report
----------------------------




To the Board of Directors
Barbecue Capital Corp.
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Barbecue Capital Corp. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from inception on December 18, 1996 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barbecue Capital Corp. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on December 18, 1996 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating revenues to date which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
Salt Lake City, Utah
February 17, 2000

                       BARBECUE CAPITAL CORP.
                    (A Development Stage Company)
                            Balance Sheet


                                  ASSETS
                                  ------
                                                               December 31,
                                                                  1999
                                                               ------------


CURRENT ASSETS

Cash                                                                $9,276
                                                                    ------

Total Current Assets                                                $9,276
                                                                    ------

TOTAL ASSETS                                                        $9,276
                                                                    ------


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES

Accounts payable                                                    $2,250
                                                                    ------

TOTAL LIABILITIES                                                    2,250
                                                                    ------

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, authorized 25,000,000
 shares; 1,023,000 shares issued and outstanding                     1,023
Additional paid-in capital                                          50,371
Deficit accumulated during the development stage                   (44,368)
                                                                    ------
Total Stockholders' Equity                                           7,026
                                                                    ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $9,276
                                                                    ======






The accompanying notes are an integral part of these financial statements.

                        BARBECUE CAPITAL CORP.
                     (A Development Stage Company)
                        Statements of Operations


                                                            From
                                                    Inception on
                                     For the            December18,
                                   Years Ended         1996 Through
                                    December 31,        December 31,
                               ----------------------
                                  1999        1998          1999
                               ----------   ---------   ------------

REVENUE                         $    -      $   -       $    -

EXPENSES                           30,724     13,186       44,368

NET LOSS                        $ (30,724)  $(13,186)   $ (44,368)
                                =========   ========    =========

BASIC LOSS PER SHARE            $   (0.03)  $  (0.02)
                                =========   ========

WEIGHTED AVERAGE NUMBER OF
SHARES  OUTSTANDING             1,023,000    751,500
                                =========   ========































The accompanying notes are a integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996             $       -      $       -     $       -      $       -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500           -

Net loss from inception on
December 18, 1996 through
 December 31, 1996                              -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500           -

Net loss for year ended
  December 31, 1997                             -              -             -              (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stack issued for cash at
 $0.10 per share                             523,000            523        51,777           -

Stock offering costs                            -              -          (10,906)             -

Net loss for the year ended
 December 31, 1998                              -              -             -           (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss of the year ended
 December 31,1999                               -              -             -           (30,724)
                                        ------------   ------------  ------------   ------------
Balance, December 31, 1999                 1,023,000   $      1,023  $     50,371   $     44,368)
                                        ============   ============  ============   ============










The accompanying notes are an integral part of these financial statements.

                           BARBECUE CAPITAL CORP.
                        (A Development Stage Company)
                           Statements of Cash Flows


                                                                      From
                                                                 Inception on
                                                 For the           December18,
                                              Years Ended         1996 Through
                                               December 31,       December 31,
                                          ----------------------
                                             1999        1998          1999
                                          ----------   ---------  ------------


CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $(30,724)   $(13,186)  $(44,368)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
Amortization expense                           -            396        495
Disposal of prototype                         1,500        -         1,500
Change is operating assets and liabilities:
(Increase) decrease in other assets            -          7,390       -
Increase (decrease) in accounts payable       2,250        -         2,250
                                            -------     -------    -------

Net Cash (Used) by Operating Activities     (26,974)     (5,400)   (40,123)
                                            -------     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES

Development of prototype                       -          (1,500)    (1,500)
Organization costs incurred                    -           -           (495)
                                            -------     --------    -------
Net Cash (Used) by Investing Activities        -          (1,500)    (1,995)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock offering costs                           -        (10,906)    (10,906)
Issuance of common stock for cash              -         52,300      62,300
                                            -------     -------     -------

Net Cash Provided by Financing Activities      -         41,394     51,394
                                            -------     -------    -------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       (26,974)      34,494      9,276

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                         36,250        1,756       -
                                            -------      -------     -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $ 9,276      $36,250     $ 9,276
                                            =======      =======     =======
Cash Paid For:

Interest                                     $ -         $  -        $ -
Income taxes                                 $ -         $  -        $ -

The accompanying notes are an integral part of these financial statements.

                        BARBECUE CAPITAL CORP.
                    (A Development Stage Company)
                   Notes to the Financial Statements
                         December 31, 1999


NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

On December 18, 1996, Barbecue Capital Corp. (the Company) was incorporated under the laws of Nevada to evaluate privately held companies whose primary business is the holding, purchasing, mortgaging and conveying of real and personal property.

The Company has authorized 25,000,000 shares of $0.001 par value common stock.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Income Taxes

As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $44,300 that may be used in future years to offset taxable income. The net operating loss carryforwards will expire by 2019. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Estimates

The reparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Basic Loss Per Share
                                                For the Years Ended
                                                   December 31,
                                                -------------------
                                            1999       1998
                                                --------   --------

Numerator: Net loss                            $ (30,724)  $(13,186)

Denominator: (weighted average number
 of shares outstanding)                         1,023,000   751,500
                                               ----------  --------

Basic loss per share                           $    (0.03) $  (0.02)
                                               ==========  ========

Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

                           BARBECUE CAPITAL CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                            December 31, 1999


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

f.  Revenue Recognition

A revenue recognition policy will be established when planned principal operations commence.

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing operating company. Currently, management is committed to cover all operating and other costs until sufficient revenues are generated.

NOTE 4 -STOCK TRANSACTIONS

On December 31, 1996, the Board of Directors authorized a stock issuance totaling 500,000 shares to officers of the Company for cash consideration of $10,000.

The Company has issued to the public, 523,000 shares of its common stock at $0.10 per share. The costs of the stock offering of $10,906 were charged against the proceeds of the offering.

NOTE 5 -PROTOTYPE

During 1998, $1,500 was expended to develop a working prototype barbeque grill. During 1999, the Company abandoned the development and marketing of its barbeque grill and the prototype was expensed.

NOTE 6 -RELATED PARTY TRANSACTIONS

During 1998, the Company agreed to pay an officer of the Company $500 per month as consulting fees for the development of its prototype barbecue grill. During September 1999, the Company abandoned the development of its barbecue grill and stopped paying consulting fees. Consulting fees for the years ended December 31, 1999 and 1998 amounted to $4,500 and $2,000, respectively.

During 1998, the Company agreed to pay an officer of the Company $300 per month for the use of his garage to develop the prototype barbecue grill. During September 1999, the Company abandoned the development of its barbecue grill and stopped paying rent. Rent expense for the years ended December 31, 1999 and 1998 amounted to $2,700 and $1,500, respectively.

An officer of the Company provides office space to the Company at no charge.