Form 10KSB/A
period 1999-12-31
BARBEQUE CAPITAL CORP
filed 2000-05-04
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The Company's current president, Joe Thomas has indicated he may want to pursue other business opportunities and possibly resign from his positions with the Company. Negotiations are occurring with several shareholders who have indicated they may be willing assume an officer role in the Company. Presently a final agreement has not been reached with Mr. Thomas. If Mr. Thomas departs, it would bring further uncertainty to investors in the Company as an unknown management team would be assuming control.

     Two shareholders, Tom Hoffer and Jeff Holmes, have presented the Company a possible merger transaction. If this transaction comes to fruition, a new management team will be appointed by the merger candidate. Presently, negotiations are in the preliminary state with no contract signed or terms proposed.

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

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
December 1999               $0.12          $0.02
September 1999              $0.12          $0.02

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

     Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to a acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company's financial statements contain a going concern on the Company's ability to continue in business.

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

     Joe Thomas, age 45, is the president, chief executive officer, secretary, treasurer and director of the Company. Mr. Thomas since June 1992 has been the owner and vice-president of Intermountain Mortgage Company located in Park City, Utah which specialized in residential loans. Prior to starting Intermountain Mortgage Company, Mr. Thomas was the chief financial officer for Rightfit Sports from September 1991 to June 30, 1992. For eight years prior to joining Rightfit Sports, Mr. Thomas work in his own CPA firm in Salt Lake City, Utah. Mr. Thomas began his professional career with the accounting firm of Touche Ross. Mr. Thomas graduated from Westminister College in Salt Lake City, Utah with a B.S. degree in 1976 and from the University of Utah with an M.B.A. in 1979.

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

                                                  Long Term Compensation
                                                  ----------------------

                     Annual Compensation              Awards         Payouts

                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Joe Thomas          1999   $9,000   -0-       -0-         -0-      -0-     -0-       -0-
President and CEO   1998    1,500   -0-       -0-         -0-      -0-     -0-       -0-
                    1997    -0-     -0-       -0-         -0-      -0-     -0-       -0-



     Cash Compensation

     Other than disclosed in the Summary Compensation Table above, there was no other cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 1999, 1998, and 1997.

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

                                Barbecue Capital Corp.


Date: May 2, 2000               By:/s/Joe Thomas, President and Director
                                (Principal Executive Officer)