Form 10QSB
period 2000-03-31
BARBEQUE CAPITAL CORP
filed 2000-05-18
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31,2000

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-25951
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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 12, 2000

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

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                     March 31,    December 31,
                                                        2000         1999
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                              $     3,192   $     9,276
                                                    -----------   -----------

    Total Current Assets                                  3,192         9,276
                                                    -----------   -----------

    TOTAL ASSETS                                    $     3,192         9,276
                                                    ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                  $        -   $     2,250
                                                    -----------   -----------

    Total Liabilities                                        -         2,250
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023         1,023
 Additional paid-in capital                              50,371        50,371
 Deficit accumulated during the development
   stage                                                (48,202)      (44,366)
                                                    -----------   -----------

    Total Stockholders' Equity                            3,192         7,026
                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     3,192   $     9,276
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)




                                                             From
                                       For the           Inception on
                                  Three Months Ended      December 18,
                                       March 31,          1996 Through
                                 -------------------       March 31,
                                   2000          1999         2000
                               -----------  ------------  ------------
REVENUE                        $      -     $       -     $       -

EXPENSES                             3,834         8,970        48,202
                               -----------  ------------  ------------
NET LOSS                       $    (3,834) $     (8,970) $    (48,202)
                               ===========  ============  ============
BASIC LOSS PER SHARE           $     (0.00) $      (0.01)
                               ===========  ============

BASIC NUMBER OF SHARES
 OUTSTANDING                     1,023,000     1,023,000
                               ===========  ============



The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid-In     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996                        -   $          -  $          -   $          -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500              -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                                 -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500              -

Net loss for year ended
  December 31, 1997                                -              -             -           (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stack issued for cash at
 $0.10 per share                             523,000            523        51,777              -

Stock offering costs                               -              -       (10,906)             -

Net loss for the year ended
 December 31, 1998                                -              -             -         (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the year ended
 December 31, 1999                               -              -              -         (30,724)
                                       ------------   -------------  ------------  --------------

Balance, December 31, 1999                 1,023,000          1,023        50,371        (44,368)

Net loss for the three months ended
 March 31, 2000 (unaudited)                        -              -             -         (3,834)
                                        ------------   ------------  ------------   ------------

Balance, March 31, 2000 (unaudited)        1,023,000   $      1,023  $     50,371   $    (48,202)
                                        ============   ============  ============   ============







The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                        From
                                                  For the            Inception on
                                             Three Months Ended      December 18,
                                                 March 31,           1996 Through
                                           -----------------------    March 31,
                                              2000         1999         2000
                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                  $   (3,834)  $  (8,970)    $  (48,202)
 Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
  Amortization expense                              -            -          495
  Increase (decrease) in accounts payable      (2,250)       1,500            -
                                           ----------   ----------   ----------
   Net Cash Provided (Used) by Operating
    Activities                                 (6,084)      (7,470)     (47,707)
                                           ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Organization costs incurred                       -            -        (495)
                                           ----------   ----------   ----------
   Net Cash Provided (Used) by Investing
    Activities                                      -            -         (495)
                                           ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                              -            -      (10,906)
  Issuance of common stock for cash                 -            -       62,300
                                           ----------   ----------   ----------
   Net Cash Provided (Used) by
    Financing Activities                            -            -       51,394
                                           ----------   ----------   ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          (6,084)      (7,740)       3,192

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      9,276       36,250           -
                                           ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD $    3,192   $   28,780   $    3,192
                                           ==========   ==========   ==========

Cash Paid For:
 Interest                                  $        -   $        -   $        -
 Income taxes                              $        -   $        -   $        -


The accompanying notes are an integral part of these financial statements.

                           BARBECUE CAPITAL CORP.
                       (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


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

b. Income Taxes

As of March 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $48,000 that may be used in future years to offset taxable income. The net operating loss carryforward will expire by 2019. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                          BARBECUE CAPITAL CORP.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                   March 31, 2000 and December 31, 1999


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F. Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                              For the Three Months Ended
                                                        March 31
                                              --------------------------
                                                2000             1999
                                              ---------       ----------
     Numerator-loss                           $  (3,834)      $   (8,970)

     Denominator-weighted average number of
        Shares outstanding                     1,023,000        1,023,000
                                              ----------      -----------

     Loss per share                           $   (0.00)       $    (0.01)
                                              ==========      ============

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

     Joe Thomas, the president and sole director of the Company has been analyzing various business opportunities to pursue and has been negotiating with Jeff Holmes, a shareholder of the Company, on a transfer of control. Mr. Holmes has experience in dealing with corporations similar to the Company and has indicated a willingness to enter into a transaction with Mr. Thomas to assume a management position with the Company but final negotiations have not been concluded. As part of a change of control of management, Mr. Thomas may seek to sell his interest in the Company to Mr. Holmes or a third party.
Final discussions on any sale have not been concluded. Mr. Holmes has discussed with several parties the potential business opportunities the Company offers. One party has expressed strong interest in entering into a deal to potentially merge with the Company. These negotiations are proceeding as the party conducts its due diligence on the Company.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of March 31, 2000, the Company had assets of $3,192 and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs. For the three months ended March 31, 2000, the Company had expenses of $3,834. These expenses consisted of professional fees associated with its reporting obligations to the SEC and management salaries.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

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

     Results of Operations
     ---------------------

     For the three months ended March 31, 2000, the Company had a net loss of $3,834 compared to a loss for the quarter ended March 31, 1999, of $8,970. The Company had no revenue for the three months ended March 31, 2000, as a result of the termination of its barbecue business. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: May 18, 2000                   By/S/Joe Thomas, President,
                                       Chief Financial Officer, and Director