Form 10QSB
period 2000-06-30
BARBEQUE CAPITAL CORP
filed 2000-08-14
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2000

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

                   3250 Platte River Court, Reno, Nevada 89503
           -------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (775) 747-6398
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of August 11, 2000

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

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                      June 30,   December 31,
                                                        2000         1999
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                              $      -      $     9,276
                                                    -----------   -----------

    Total Current Assets                                   -            9,276
                                                    -----------   -----------
    TOTAL ASSETS                                    $      -            9,276
                                                    ===========   ===========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ---------------------------------------------

CURRENT LIABILITIES

  Accounts Payable                                  $       400   $     2,250
                                                    -----------   -----------

    Total Liabilities                                       400         2,500
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023         1,023
 Additional paid in capital                              51,117        50,371
 Deficit accumulated during the development
   stage                                                (52,540)      (44,368)
                                                    -----------   -----------

    Total Stockholders' Equity (Deficit)                   (400)       7, 026
                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      -      $     9,276
      (DEFICIT)                                     ===========   ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                                         From
                                       For the                    For the             Inception on
                                  Three Months Ended         Six Months Ended         December 18,
                                       June 30,                    June 30,           1996 Through
                                 -------------------        ---------------------       June 30,
                                   2000         1999          2000         1999          2000
                               ------------ ------------  ------------ ------------  ------------
REVENUE                        $      -     $       -     $       -    $       -     $       -

EXPENSES                             4,338         6,312         8,172       15,282        52,540
                               -----------  ------------  ------------ ------------  ------------
NET LOSS                       $    (4,338) $     (6,312) $     (8,172) $   (15,282) $    (52,540)
                               ===========  ============  ============ ============  ============
BASIC LOSS PER SHARE           $     (0.00) $      (0.00) $      (0.01) $     (0.01)
                               ===========  ============  ============  ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                 Statement of Stockholders' Equity (Deficit)






                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996             $       -      $       -     $       -      $       -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500           -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                              -              -             -              -
                                         ------------   ------------  ------------   ------------


Balance, December 31, 1996                    500,000            500         9,500           -

Net loss for year ended
  December 31, 1997                              -              -             -              (458)
                                         ------------   ------------  ------------   ------------

Balance, December 31, 1997                    500,000            500         9,500           (458)

Common stack issued for cash at
 $0.10 per share                              523,000            523        51,777           -

Stock offering costs                            -              -           (10,906)          -

Net loss for the year ended
 December 31, 1998                              -              -             -            (13,186)
                                         ------------   ------------  ------------   ------------

Balance, December 31, 1998                  1,023,000          1,023        50,371        (13,644)

Net loss for year ended
  December 31, 1999                             -              -             -            (30,724)
                                         ------------   ------------  ------------   ------------

Balance, December 31, 1999                  1,023,000   $      1,023  $     50,371   $    (44,368)

Capital contributed for expenses
(unaudited)                                      -              -              746           -

Net loss for six months
  ended June 30, 2000 (unaudited)                -              -              -           (8,172)
                                         ------------    -----------  ------------   ------------
Balance, June 30, 2000 (unaudited)         1,023,000     $    1,023   $    51,117    $    (52,540)
                                         ============    ===========  ============   ============



The accompanying notes are an integral part of these financial statements.

                              BARBECUE CAPITAL CORP.
                         (A Development Stage Company)



                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                 From
                                                  For the                   For the           Inception on
                                             Three Months Ended         Six Months Ended        December 18,
                                                  June 30,                 June 30,           1996 Through
                                           -----------------------   -----------------------    June 30,
                                              2000         1999         2000        1999          2000
                                           ----------   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                 $   (4,338)  $   (6,312)  $   (8,172) $    (15,282)  $  (52,540)
 Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:

  Amortization expense                          -            -            -             -             495
  Increase (decrease) in accounts payable      1,146        2,250        1,104         3,750        1,146
                                          ----------   ----------   ----------    ----------   ----------
   Net Cash Provided (Used) by Operating
    Activities                                (3,192)      (4,062)      (9,276)     (11,532)      (50,899)
                                          ----------   ----------   ----------   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:


  Organization costs incurred                   -            -            -            -             (495)
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by Investing
    Activities                                  -            -            -            -             (495)
                                           ----------   ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                           -             -           -            -         (10,906)
  Issuance of common stock for cash              -             -           -            -          62,300
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by
    Financing Activities                   $     -      $      -     $     -      $     -      $   51,394
                                           ----------   ----------   ----------   ----------   ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      $   (3,192) $    (4,062)  $   (9,276)   $ (11,532)  $     -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      3,192       28,780        9,276       36,250         -
                                           ----------   ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD $     -      $   24,718   $     -      $   24,718   $     -
                                           ==========   ==========   ==========   ==========   ==========

Cash Paid For:
 Interest                                  $     -      $     -      $     -      $     -      $     -
 Income taxes                              $     -      $     -      $     -      $     -      $     -


The accompanying notes are an integral part of these financial statements.

                            BARBECUE CAPITAL CORP.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     June 30, 2000 and December 31, 1999


NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

On December 18, 1996, Barbecue Capital Corp. (the Company) was incorporated under the laws of Nevada to evaluate privately held companies whose primary business is the holding purchasing, mortgaging and conveying of real and personal property.

The Company has authorized 25,000,000 shares of $0.001 par value common stock.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b.  Income Taxes

As of June 30, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $52,000 that may be used in future years to offset taxable income. The net operating loss carryforward will expire by 2019. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                         BARBECUE CAPITAL CORP.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 June 30, 2000 and December 31, 1999


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                               For the                       For the
                          Three Months Ended             Six Months Ended
                              June 30,                       June 30,
                         -------------------             ----------------
                         2000           1999             2000        1999
                         ----           ----             ----        ----

Numerator  loss       $(4,338)       $(6,312)           $(8,172)    $(15,282)
Denominator
weighted
 average
 number of
 shares
 outstanding        1,023,000      1,023,000          1,023,000    1,023,000

Loss per share     $    (0.00)    $    (0.00)       $     (0.01)   $   (0.01)

NOTE 3 GOING CONCERN

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

NOTE 4 STOCK TRANSACTIONS

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

     During the quarter, Joe Thomas, the prior president and sole director of the Company resigned and appointed Kim Farran as the new president and

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

director.   Mr. Farran will not work full time for the Company but will provide services to the Company as, in his determination, needed. Mr. Farran will be assisted by Jeff Holmes, a major shareholder of the Company. Mr. Holmes will assist Mr. Farran in a consulting capacity on analyzing potential opportunities for the Company. Mr. Holmes has experience in dealing with corporations similar to the Company. Currently, new management has not found any potential business opportunities for the Company.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2000, the Company had no assets and $400 in liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs. For the three and six months ended June 30, 2000, the Company had expenses of $4,338 and $8,172, respectively. These expenses consisted of professional fees associated with its reporting obligations to the SEC and management salaries.

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

     The Company anticipates having to obtain additional capital in the coming months to fund operations. The Company will attempt to obtain loans from current shareholders or possibly sell some of its securities. At this time, management has not determined the best method to fund operations.

     Results of Operations
     ---------------------

     For the three and six months ended June 30, 2000, the Company had a net loss of $4,338 and $8,172, respectively, compared to a loss for the three and six months ended June 30, 1999, of $6,132 and $15,282. The Company had no revenue for these periods. The difference between 2000 and 1999 is the result of the closure of the barbecue business. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: August 14, 2000                By: Kim Farran, President,
                                       Chief Financial Officer, and Director