Form 10QSB
period 2000-09-30
BARBEQUE CAPITAL CORP
filed 2000-11-14
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2000

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

                    3250 Platte River Court, Reno, Nevada 89503
         --------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 11, 2000

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

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                   September 30,  December 31,
                                                        2000         1999
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $         -   $     9,276
                                                    -----------   -----------

    Total Current Assets                                      -         9,276
                                                    -----------   -----------
    TOTAL ASSETS                                    $         -   $     9,276
                                                    ===========   ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                  $     3,321   $     2,250
                                                    -----------   -----------

    Total Liabilities                                     3,321         2,250
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023         1,023
 Additional paid in capital                              51,117        50,371
 Deficit accumulated during the development
   stage                                                (55,461)      (44,368)
                                                    -----------   -----------

    Total Stockholders' Equity                           (3,321)        7,026
                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $         -   $     9,276
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                                         From
                                       For the                    For the             Inception on
                                  Three Months Ended         Nine Months Ended         December 18,
                                   September 30,              September 30,           1996 Through
                                 -------------------        ---------------------     September 30,
                                   2000         1999          2000         1999          2000
                               ------------ ------------  ------------ ------------  ------------
REVENUE                        $      -     $       -     $       -    $       -     $       -

EXPENSES                             2,921         9,851        11,093       25,133        55,461
                               -----------  ------------  ------------ ------------  ------------
NET LOSS                       $    (2,921) $     (9,851) $    (11,093) $  (25,133) $    (55,461)
                               ===========  ============  ============ ============  ============
BASIC LOSS PER SHARE           $     (0.00) $      (0.01) $      (0.01) $    (0.02)
                               ===========  ============  ============  ===========

BASIC NUMBER OF SHARES
 OUTSTANDING                     1,023,000     1,023,000     1,023,00     1,023,000
                               ===========  ============  ============  ===========



The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996             $       -      $       -     $       -      $       -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500           -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                              -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500           -

Net loss for year ended
  December 31, 1997                             -              -             -              (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stock issued for cash at
 $0.10 per share                             523,000            523        51,777           -

Stock offering costs                            -              -          (10,906)          -

Net loss for the year ended
 December 31, 1998                              -              -             -           (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the nine months ended
 December 31, 1999                             -              -             -            (30,724)
                                        ------------   ------------  ------------   ------------
Balance December 31, 1999                  1,023,000         1,023         50,371        (44,368)

Capital contributed for expenses
   (unaudited)                                 -              -               746            -

Net loss for the nine months ended
 September 30, 2000                            -              -               -           (11,093)
 (unaudited)                             ------------   -----------   ------------  --------------

Balance, September 30, 2000 (unaudited)    1,023,000   $      1,023  $     51,117   $    (55,461)
                                         ============   ============  ============   =============







The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                                 From
                                                  For the                   For the             Inception on
                                             Three Months Ended        Nine Months Ended        December 18,
                                                September 30,             September 30,         1996 Through
                                           -----------------------   ----------------------     September 30,
                                              2000         1999         2000        1999          2000
                                           ----------   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                 $    (2,921)  $  (9,851)  $   (11,093) $    (25,133)  $ (55,461)
 Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:                                   -           -             -             -            495

  Amortization expense
  Increase (decrease) in accounts payable       2,921      (1,500)       1,071         2,250        3,321
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by Operating
    Activities                                   -        (11,351)      (10,022)     (22,883)     (51,645)
                                           ----------   ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Organization costs incurred                    -           -             -            -            (495)
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by Investing
    Activities                                   -           -             -            -            (495)
                                           ----------   ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                           -           -             -            -         (10,906)
  Issuance of common stock for cash              -           -             -            -          62,300
  Capital contributed for expenses               -           -             746          -             746
                                           ----------   ----------   ----------   ----------   ----------
   Net Cash Provided (Used) by
    Financing Activities                   $     -      $    -       $     746    $     -      $   52,140
                                           ----------   ----------   ----------   ----------   ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      $     -      $ (11,351)   $   (9,276)  $ (22,883)   $      -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       -         24,718         9,276       36,250          -
                                           ----------   ----------   ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD $     -      $  13,367    $     -      $   13,367   $      -
                                           ==========   ==========   ==========   ==========   ==========

Cash Paid For:
 Interest                                  $     -      $     -      $     -      $     -      $     -
 Income taxes                              $     -      $     -      $     -      $     -            -


The accompanying notes are an integral part of these financial statements.

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                      September 30, 2000 and December 31, 1999


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

b. Income Taxes

As of September 30, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $55,000 that may be used in future years to offset taxable income. The net operating loss carryforward will expire by 2019. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                            BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      September 30, 2000 and December 31, 1999
                                (Continued)


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Basic Loss Per Share

The computation of basic (loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                    For the                      For the
                               Three Months Ended            Nine Months Ended
                                 September 30,                  September 30,
                             ----------------------         --------------------
                               2000       1999                 2000       1999
                             ---------   --------            --------    ------
Numerator-loss               $  (2,921) $ (9,851)           $ (11,093)  $(25,133)
Denominator-weighted average
number of shares outstanding 1,023,000  1,023,000            1,023,000  1,023,000
                             ---------- ---------            ---------  ---------
Loss per share               $   (0.00) $  (0.01)            $  (0.01) $   (0.02)
                             ========== =========            ========= ==========

g.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2000, the Company had no assets and liabilities of $3,321. Working Capital at September 30, 2000, was a negative $3,321. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status, finalizing the closure of its business and professional fees associated with accounting costs. For the three and nine months ended September 30, 2000, the Company had expenses of $2,921 and $9,851, respectively. These expenses consisted of professional fees associated with filing with the Securities and Exchange Commission, salaries and marketing efforts on its barbecues.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. The Company will, therefore, be dependent on the ability of financial assistance of its officers and major shareholders to continue to fund operations. Presently, no officer or shareholder has made any commitments to continue to fund operations but it is anticipated certain shareholders will be willing to continue to fund the minor expenses the Company incurs. Any funding would most likely result in further dilution to shareholders as the Company would have to sell its equity to entice individuals to continue to fund operations.

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

     Results of Operations
     ---------------------

     For the three and nine months ended September 30, 1999, the Company had a net loss of $2,921 and $9,851. The Company had no revenue for the three and nine months ended September 30, 2000. These losses are less than in past years as the Company has discontinued its operations and prior officers who were taking a salary are no longer with the Company. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: November 14, 2000              By: Kim Farran, President,
                                      Chief Financial Officer, and Director