Form 10KSB
period 2000-12-31
BARBEQUE CAPITAL CORP
filed 2001-04-17
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                       --------    ----------
                Commission File Number       0-25951
                                            ----------

                         Barbecue Capital Corp.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                         87-0616538
------------------------------                 --------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

 3250 Platte River Court, Reno, Nevada                           89503
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (775) 747-6398
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
-------------------                  -----------------------------------------

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

  State issuer's revenues for its most recent fiscal year: $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at April 13, 2001, of $0.02 per share, the market value of shares held by nonaffiliates would be $10,460.

  As of April 13, 2001, the Registrant had 1,023,000 shares of common stock issued and outstanding.

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

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements," including discussions on mergers and acquisitions, for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

HISTORY AND ORGANIZATION
------------------------

     The Company was incorporated in Nevada on December 18, 1996, to engage in the manufacture and distribution of commercial size barbecues for individual, groups, and restaurant use. After the Company was formed, management sought capital to commence marketing and production of its barbecues. In May 1998, the Company raised $52,300 through the sale of shares of its common stock at an offering price of $0.10 per share. The proceeds of the offering were used to develop additional barbecue prototypes and commence manufacturing and marketing of the barbecues.

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

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. The Company has had to rely on loans from stockholders and stock sales to fund its operations.


                  ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's administrative offices are provided by the Company's president, Kim Farran. The Company has closed down its operation facilities located in Nevada. Without current operations, the space provided by Mr. Farran is adequate for the Company's needs.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

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

Quarter Ended                High Bid        Low Bid
-------------                --------        -------
December 1999                 $0.02          $0.02
September 1999                $0.02          $0.02

March 2000                    $0.02          $0.02
June 2000                     $0.02          $0.02
September 2000                $0.02          $0.02
December 2000                 $0.02          $0.02

March 30, 2001                $0.02          $0.02

     At April 13, 2001, the bid and asked price for the Company's Common Stock was $0.02 and $0.07 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 13, 2001, the Company had approximately 47 shareholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

     Since its organization, the Company has not produced revenue and in 1999 was forced to shut down its barbecue operations. Since ceasing its operations, the Company has been unable to locate another business opportunity and currently has no material operations.

     Management of the Company believes the best chance to obtain value for its shareholders is to seek a merger or acquisition with an existing business. At this time, management has been unable to locate any potential mergers or acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 2000, the Company had no assets and liabilities of $4,892 resulting in negative working capital of $4,892. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission.

     For the twelve months ended December 31, 2000, the Company had expenses of $11,918 related to accounting, legal and salary for a prior officer as well as expenses for rent from the prior officer. Total expenses for 1999 were $30,724 as the barbecue business was closed down in 1999. Management anticipates only nominal continuing expenses, primarily associated with the reporting obligations with the SEC and investigating potential business opportunities.

     Since inception the Company has not generated revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities. The Company's financial statements contain a going concern emphasize by the Company's auditors regarding's the Company's ability to continue in business. The Company will have to continue to rely on loans from management and principal shareholders to fund its operations.

     The Company has had no employees since it ceased its barbecue operations. Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS
---------------------

     The Company has had no revenue since inception and lost money on its barbecue operations. In September 1999, the barbecue operations were terminated. However, the Company has spent almost all of its money trying to develop the barbecue operations and has been left with little capital to pursue other business interest. The Company lost $11,918 for the twelve months ended December 31, 2000, and $30,724 for the twelve months ended December 31, 1999.


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

                                PART III


     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of April 13, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Kim Farran         47       President and           2000
                            Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Kim Farran has been a firefighter for the city of Reno since 1979. Mr. Farran also has engaged in general business consulting and has served as an officer and director of several private corporations. Mr. Farran attended the University of Utah and has a degree in firefighter science from Truckee Meadows Community College.

Key Consultant
--------------

     Jeff Holmes has been a general partner in the partnership of Blosch and Holmes, LLC, a business consulting and private venture funding general partnership since 1984. Mr. Holmes is a managing partner of the Scottsdale Equity Growth Fund, LLC, which is a private equity fund engaged in financing Internet related and technology companies. Mr. Holmes is a managing partner of DMG Advisors, LLC which provides consulting to private and public companies. Mr. Holmes also served as the chairman of the board of directors of Ion Laser Technology, a medical device company listed on the American Stock Exchange. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science degree in Marketing and Management.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Kim Farran, the Company's only officer and director, filed a form 3 late and Jeff Holmes filed a form 3 late.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE
     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                         Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Kim Farran          2000    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President
Joe Thomas          1999   $1,500   -0-       -0-         -0-      -0-     -0-       -0-
President and CEO   1998   $1,500   -0-       -0-         -0-      -0-     -0-       -0-


     Cash Compensation

     Joe Thomas is the only officer or director to receive any cash compensation. Mr. Thomas was paid $1,500 for his services.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of April 13, 2001, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,023,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common   Jeff Holmes (2)               650,000               63.54
         8800 North Gainey
         Center Drive, Suite 256
         Scottsdale, Arizona 85258
         Tom Hoffer                     86,000                8.40
         8800 North Gainey
         Center Drive, Suite 256
         Scottsdale, Arizona 85258

OFFICERS, DIRECTORS AND NOMINEES:
Common   Kim Farran                     50,000                4.89
         All Officers                   50,000                4.89
         and Directors
         as a Group (1 person)
[FN]
(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Mr. Holmes owns 500,000 shares in his IRA and 50,000 shares individually. Two of Mr. Holmes children, who live with him, own 50,000 shares each in a trust.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended December 31, 2000, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 2000, there were no material transactions between the Company and its management of principal shareholders.

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

     TRANSACTIONS WITH PROMOTERS

     After incorporating the Company, Mr. Thomas was issued 500,000 shares of the Company's common stock for $10,000.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of HJ & Associates, LLC Certified Public Accountants    F-3

Balance Sheets as of December 31, 2000, and 1999               F-4

Statements of Operations for the fiscal years ended December
31, 2000, and 1999                                             F-5

Statements of Stockholders' Equity for the years ended
December 31, 2000, and 1999, and  from inception               F-6

Statements of Cash Flows for the fiscal years ended
December 31, 2000, and 1999                                    F-7

Notes to Financial Statements                                  F-8

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
Item 3      Articles of Incorporation and Bylaws

 3.01           3       Articles of Incorporated      Incorporation
                                                      by reference*

 3.02           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*
* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission, SEC file no. 0-25951.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Barbecue Capital Corp.


Date: April 16, 2001            By:/s/Kim Farran, President and Director
                                   (Principal Executive Officer)

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)

                               FINANCIAL STATEMENTS

                                 December 31, 2000

                                   CONTENTS


                Independent Auditors' Report                          F-3

                Balance Sheet                                         F-4

                Statements of Operations                              F-5

                Statements of Stockholders' Equity (Deficit)          F-6

                Statements of Cash Flows                              F-7

                Notes to the Financial Statements                     F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Barbecue Capital Corp.
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Barbecue Capital Corp. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception on December 18, 1996 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barbecue Capital Corp. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on December 18, 1996 through December 31, 2000 in conformity with generally accepted accounting principles.

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




HJ & Associates, LLC
Salt Lake City, Utah
April 10, 2001

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                    December 31,
                                                        2000
                                                    -----------

CURRENT ASSETS

  Cash                                              $      -
                                                    -----------

    Total Current Assets                                   -
                                                    -----------
    TOTAL ASSETS                                    $      -
                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                  $       915
  Accounts payable - related party (Note 5)               3,977
                                                    -----------

    Total Liabilities                                     4,892
                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023
 Additional paid in capital                              50,371
 Deficit accumulated during the development
   stage                                                (56,286)
                                                    -----------

    Total Stockholders' Equity                           (4,892)
                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      -
                                                    ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)





                                                                     From
                                                                 Inception on
                                               For the           December 18,
                                             Years Ended         1996 Through
                                             December 31,        December 31,
                                             ------------        ------------
                                         2000            1999         2000
                                         ----            ----         ----


REVENUE                              $     -        $     -        $   -

EXPENSES                                 11,918         30,724     $ 56,286
                                     ==========     ==========     ========

NET LOSS                             $  (11,918)    $  (30,724)    $(56,286)
                                     ==========     ==========     ========

BASIC LOSS PER SHARE                 $    (0.01)    $    (0.03)
                                     ==========     ==========

BASIC NUMBER OF SHARES
OUTSTANDING                           1,023,000      1,023,000
                                     ==========     ==========

















The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------

Inception, December 18,1996             $       -      $       -     $       -      $       -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500           -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                              -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500           -

Net loss for year ended
  December 31, 1997                             -              -             -              (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stock issued for cash at
 $0.10 per share                             523,000            523        51,777           -

Stock offering costs                            -              -          (10,906)          -

Net loss for the year ended
 December 31, 1998                              -              -             -           (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the nine year ended
 December 31, 1999                             -              -             -            (30,724)
                                        ------------   ------------  ------------   ------------
Balance December 31, 1999                  1,023,000         1,023         50,371        (44,368)

Net loss for the year ended
December 31,2000                                -             -              -           (11,918)
                                        ------------   ------------   ------------  ------------
Balance, December 31, 2000                 1,023,000   $      1,023  $      50,371   $   (56,286)
                                        ============   ============  =============   ===========






The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



                                                                                                    From
                                                                            For the             Inception on
                                                                           Years Ended          December 18,
                                                                          December 31,          1996 Through
                                                                     ----------------------     December 31,
                                                                        2000        1999          2000
                                                                     ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                           $   (11,918) $    (30,724)  $ (562861)
 Adjustments to reconcile net loss to
   net cash (used) by operating
   activities:
    Amortization expense                                                   -             -            495
    Disposal of prototype                                                  -            1,500       1,500
Change in operating assets and liabilities:
    Increase (decrease) in accounts payable
     and accounts payable - related party                                 2,642         2,250       4,892
                                                                     ----------   -----------  ----------
Net Cash (Used) by Operating Activities                                  (9,276)      (26,974)    (49,399)
                                                                     ----------   -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of prototype                                                 -            -          (1,500)
  Organization costs incurred                                              -            -            (495)
                                                                     ----------   ----------   ----------
   Net Cash (Used) by Investing
    Activities                                                             -            -          (1,995)
                                                                     ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                                                     -            -         (10,906)
  Issuance of common stock for cash                                        -            -          62,300
                                                                     ----------   -----------  ----------
  Net Cash Provided by Financing Activities                                -            -          51,394
                                                                     ----------   -----------  ----------

INCREASE (DECREASE)IN CASH
AND CASH EQUIVALENTS                                                     (9,276)     (26,974)        -

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                       9,276       36,250         -
                                                                     ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                        $                 9,276         -
                                                                     ==========   ==========   ==========

Cash Paid For:

  Interest                                                           $    -       $     -      $     -
  Income taxes                                                       $    -       $     -      $     -





The accompanying notes are an integral part of these financial statements.

                        BARBECUE CAPITAL CORP.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                     December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------
The Company was incorporated in Nevada on December 18, 1996, to engage in the manufacturing and distribution of commercial size barbeques for individual, groups, and restaurant use. After two seasonal business cycles of trying to develop a market for the Company's barbecues, management of the Company determined that without significant additional funding, the Company would not be able to compete in the barbecue business. Accordingly, after several unsuccessful attempts to obtain additional capital, the Company determined that it was in the Company's and it's shareholders best interest to cease the barbecue business and search for alternative business while the Company was still solvent.

The Company has authorized 25,000,000 shares of $0.001 par value common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Income Taxes

At December 31, 2000, the Company had net operating loss carryforwards of approximately $56,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Deferred tax assets (liabilities) are comprised of the following:

                                                    For the Years Ended
                                                       December 31,
                                                       ------------
                                                  2000              1999
                                                  ----              ----

Income tax benefit at statutory rate           $21,389           $16,860
Change in valuation allowance                  (21,389)          (16,860)
                                               -------           -------
                                               $  -              $  -
                                               =======           =======

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                          December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------
b.  Income Taxes (Continued)

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                   For the Years Ended
                                                      December 31,
                                                      ------------
                                                 2000              1999
                                                 ----              ----

Income tax benefit at statutory rate           $4,529           $11,675
Change in valuation allowance                  (4,529)          (11,675)
                                               ------           -------
                                               $ -              $  -
                                               ======           =======

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

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

e.  Basic Loss Per Share

                                                      For the Years Ended
                                                          December 31,
                                                          ------------
                                                    2000                1999
                                                    ----                ----
Numerator: Net loss                           $  (11,918)         $  (30,724)

Denominator: (weighted average number
 of shares outstanding)                        1,023,000           1,023,000
                                              ----------          ----------
Basic loss per share                          $    (0.01)         $    (0.03)
                                              ==========          ==========

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                          December 31, 2000 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------
e.  Basic Loss Per Share (Continued)

Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

f.  Revenue Recognition

A revenue recognition policy will be established when planned principal operations commence.

NOTE 3 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing operating company. Currently, management is committed to cover all operating and other costs until sufficient revenues are generated.

NOTE 4 - STOCK TRANSACTIONS
---------------------------
On December 31, 1996, the Board of Directors authorized a stock issuance totaling 500,000 shares to officers of the Company for cash consideration of $10,000.

The Company has issued to the public, 523,000 shares of its common stock at $0.10 per share. The costs of the stock offering of $10,906 were charged against the proceeds of the offering.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 1998, the Company agreed to pay an officer of the Company $500 per month as consulting fees for the development of its prototype barbecue grill. During September 1999, the Company abandoned the development of its barbecue grill and stopped paying consulting fees. Consulting fees for the years ended December 31, 2000 and 1999 amounted to $-0- and $4,500, respectively.

During 1998, the Company agreed to pay an officer of the Company $300 per month for the use of his garage to develop the prototype barbecue grill. During September 1999, the Company abandoned the development of its barbecue grill and stopped paying rent. Rent expense for the years ended December 31, 2000 and 1999 amounted to $-0- and $2,700, respectively.

During the year ended December 31, 2000, an officer of the Company advanced a total of $3,977 to the Company to pay operating expenses. The amount is non-interest bearing, unsecured and due on demand.