Form 10QSB
period 2001-03-31
BARBEQUE CAPITAL CORP
filed 2001-05-21
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31,2001

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

 8800 North Gainey Ranch Center Drive, Suite 256, Scottsdale, Arizona 85258
 --------------------------------------------------------------------------
         (Address of principal executive offices and Zip Code)

                                 (480) 453-0851
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 18, 2001

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

                           BARBECUE CAPITAL CORP.
                       (A Development Stage Company)
                              Balance Sheets


                                ASSETS

                                              March 31,     December 31,
                                               2001            2000
                                            -----------     -----------
                                            (Unaudited)
CURRENT ASSETS

  Cash                                      $     -         $     -
                                            -----------     -----------
Total Current Assets                              -               -
                                            -----------     -----------
TOTAL ASSETS                                $     -         $     -
                                            ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                          $     2,103     $     915
  Accounts payable - related party (Note 5)       3,977         3,977
                                            ------------    ----------
     TOTAL LIABILITIES                            6,080         4,892
                                            ------------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value,
 authorized 25,000,000  shares;
 1,023,000 shares issued and outstanding          1,023         1,023
Additional paid-in capital                       50,371        50,371
Deficit accumulated during the development
 stage                                          (57,474)      (56,286)
                                             -----------     ---------

Total Stockholders= Equity (Deficit)             (6,080)       (4,892)
                                             -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                            $     -         $     -
                                             ===========     =========


  The accompanying notes are an integral part of these financial statements.

                         BARBECUE CAPITAL CORP.
                    (A Development Stage Company)
                       Statements of Operations
                            (Unaudited)


                                                      From
                           For the                 Inception on
                       Three Months Ended          December 18,
                           March 31,              1996 Through
                    ----------------------           March 31,
                       2001           2000            2001
                     -------         ------        -----------

REVENUE             $     -        $     -          $     -

EXPENSES               1,188          3,834            57,474
                    ---------      ---------       ------------

NET LOSS            $ (1,188)      $ (3,834)        $  (57,474)
                    =========      =========        ============

BASIC LOSS PER
  SHARE             $ (0.00)       $ (0.00)
                    ========       ========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING        1,023,000     1,023,000
                    =========     =========


  The accompanying notes are an integral part of these financial statements.

                        BARBECUE CAPITAL CORP.
                   (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                  Accumulated
                                 Common Stock      Additional      During the
                            ---------------------    Paid-In      Development
                             Shares        Amount     Capital          Stage
                           ----------   ---------   ----------    -----------
Inception,
 December 18, 1996              -        $    -     $     -       $     -
Common stock issued
 for cash at $.02 per share  500,000        500        9,500            -
Net loss from inception
 on December 18, 1996
 through December 31, 1996      -             -            -            -
                           --------      ---------   ---------     ----------
Balance,
 December 31, 1996          500,000         500        9,500            -
Net loss for the year
 ended December 31, 1997        -             -           -           (458)
                           --------      ---------   ---------     ----------
Balance,
 December 31, 1997          500,000         500        9,500          (458)
Common stock issued for
 cash at  $0.10 per share   523,000         523       51,777            -
Stock offering  costs          -             -       (10,906)           -
Net loss for the year
 ended December 31, 1998       -             -            -        (13,186)
                           ---------      -------    ---------    ----------
Balance,
 December 31, 1998         1,023,000       1,023       50,371      (13,644)
Net loss for the year
 ended December 31, 1999      -              -            -        (30,724)
                         ---------      --------    --------      -----------
Balance,
 December 31, 1999         1,023,000       1,023      50,371       (44,368)
Net loss for the year
 ended  December 31, 2000     -              -            -        (11,918)
                           ---------      ---------   --------     ----------
Balance,
 December 31, 2000         1,023,000       1,023      50,371       (56,286)
Net loss for the three
 months  ended
 March 31, 2001 (unaudited)   -              -            -         (1,188)
                          ---------      ---------   --------     ----------
Balance,  March 31, 2001
 (unaudited)              1,023,000     $  1,023    $ 50,371     $ (57,474)
                         ===========     =========  =========    ===========

  The accompanying notes are an integral part of these financial statements.

                           BARBECUE CAPITAL CORP.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                                                    From
                                        For the                 Inception on
                                     Three Months Ended         December 18,
                                         March 31,             1996 Through
                                 ------------------------        December 31,
                                   2001            2000             2001
                                 ----------       --------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                         $ (1,188)     $ (3,834)       $ (57,474)
Adjustments to reconcile net
 loss to net cash (used) by
 operating activities:
  Amortization expense                -            -                495
  Disposal of prototype               -            -              1,500
Change is operating assets
 and liabilities:
  Increase (decrease) in
   accounts payable and accounts
   payable - related party          1,188         (2,250)        6,080
                                 ----------      ----------    ----------
Net Cash (Used) by Operating
   Activities                         -           (6,084)       (49,399)
                                 ----------      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Development of prototype             -             -            (1,500)
Organization costs incurred           -             -              (495)
                                 ----------      ----------    ----------

Net Cash (Used) by Investing
 Activities                           -             -            (1,995)
                                 ----------      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Stock offering costs                  -             -           (10,906)
Issuance of common stock for cash     -             -            62,300
                                 ----------      ----------    ----------
Net Cash Provided by
 Financing Activities                 -             -            51,394
                                 ----------      ----------    ----------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 -            (6,084)          -
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  -             9,276           -
                                 ----------      ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                    $   -          $  3,192       $   -
                                 ==========      ==========    ==========
Cash Paid For:
 Interest                         $   -          $     -        $   -
 Income taxes                     $   -          $     -        $   -

  The accompanying notes are an integral part of these financial statements.

                            BARBECUE CAPITAL CORP.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                    March 31, 2001 and December 31, 2000


NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -     GOING CONCERN

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

     Kim Farran, the former president of the Company, resigned in May 2001, and Jeff Holmes a major shareholder of the Company became president and sole director. Mr. Farran resigned to pursue other business interest. Mr. Holmes has been involved with the Company, first as an investor/shareholder and then as a consultant. Mr. Holmes has experience in dealing with corporations similar to the Company.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of March 31, 2001, the Company had no assets and liabilities of $6,080. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs and should not require substantial money to maintain its SEC filing obligations and corporate status.

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

     Results of Operations
     ---------------------

     For the three months ended March 31, 2001, the Company had a net loss of $1,188 compared to a loss for the quarter ended March 31, 2000, of $3,834.

The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue for the three months ended March 31, 2001, as a result of the termination of its barbecue business. The Company does not anticipate any revenue until it locates a new business opportunity.

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

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: May 21, 2001                   By/S/Jeff Holmes, President,
                                       Chief Financial Officer, and Director