Form 10QSB
period 2001-09-30
BARBEQUE CAPITAL CORP
filed 2001-11-08
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2001

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 5, 2001

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

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                   September 30,  December 31,
                                                        2001         2000
                                                    -----------   -----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $         -   $         -
                                                    -----------   -----------

    Total Current Assets                                      -             -
                                                    -----------   -----------
    TOTAL ASSETS                                    $         -   $         -
                                                    ===========   ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $    11,856   $       915
  Accounts payable-related party                          6,534         3,977
                                                    -----------   -----------

    Total Liabilities                                    18,390         4,892
                                                    -----------   -----------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023         1,023
 Additional paid in capital                              50,371        50,371
 Deficit accumulated during the development
   stage                                                (69,784)      (56,286)
                                                    -----------   -----------

    Total Stockholders' Equity                          (18,390)       (4,892)
                                                    -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $         -   $         -
                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                                                         From
                                       For the                    For the             Inception on
                                  Three Months Ended         Nine Months Ended         December 18,
                                   September 30,              September 30,           1996 Through
                                 -------------------        ---------------------     September 30,
                                   2001         2000          2001         2000          2001
                               ------------ ------------  ------------ ------------  ------------
REVENUE                        $      -     $       -     $       -    $       -     $       -

EXPENSES                             6,054         2,921        13,498       11,093        69,784
                               -----------  ------------  ------------ ------------  ------------
NET LOSS                       $    (6,054) $     (2,921) $   (13,498) $  (11,093)   $    (69,784)
                               ===========  ============  ============ ============  ============
BASIC LOSS PER SHARE           $     (0.01) $      (0.00) $      (0.01) $    (0.01)
                               ===========  ============  ============  ===========

BASIC NUMBER OF SHARES
 OUTSTANDING                     1,023,000     1,023,000     1,023,00     1,023,000
                               ===========  ============  ============  ===========



The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------
Inception, December 18,1996             $       -      $       -     $       -      $       -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500           -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                              -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500           -

Net loss for year ended
  December 31, 1997                             -              -             -              (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stock issued for cash at
 $0.10 per share                             523,000            523        51,777           -

Stock offering costs                            -              -          (10,906)          -

Net loss for the year ended
 December 31, 1998                              -              -             -           (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the year ended
 December 31, 1999                             -              -             -            (30,724)
                                        ------------   ------------  ------------   ------------
Balance December 31, 1999                  1,023,000         1,023         50,371        (44,368)

Net loss for the year ended
 December 31, 2000                             -              -             -            (11,918)
                                        ------------   ------------  ------------   ------------
Balance December 31, 2000                  1,023,000         1,023         50,371        (56,286)

Net loss for the nine months ended
 September 30, 2000                            -              -               -           (13,498)
 (unaudited)                             ------------   -----------   ------------  --------------

Balance, September 30, 2001 (unaudited)    1,023,000   $      1,023  $     50,371   $     (69,784)
                                         ============   ============  ============   =============



The accompanying notes are an integral part of these financial statements.

                          BARBECUE CAPITAL CORP.
                      (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)
                                                                      From
                                                                 Inception on
                                              For the            December 18,
                                         Nine Months Ended       1996 Through
                                            September 30         September 30,
                                     -----------------------          2001
                                        2001        2000        -------------
                                      ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                         $ (13,498)   $ (11,093)   $   (69,784)
     Adjustments to reconcile net
      loss to net cash provided
     (used) by operating activities:
       Disposal of prototype                  -            -          1,500
       Amortization                           -            -            495
     Change in operating assets and
       liabilities:
        Increase (decrease)in
         accounts payable and
         accounts payable - related
         party                          13,498       1,817           18,390
                                      --------    ---------       -----------
          Net Cash Provided (Used)
           by Operating Activities           -      (9,276)         (49,399)
                                      --------    ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Development of prototype                -           -          (1,500)
     Organization costs incurred             -           -            (495)
                                      --------    ---------       -----------
       Net Cash Provided(Used)
        by Investing Activities              -           -          (1,995)
                                      --------    ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Stock offering costs                    -           -         (10,906)
     Issuance of common stock for
      cash                                   -           -          62,300
     Capital contributed for expenses        -           -               -
                                      --------    ---------       -----------
       Net Cash Provided (Used)
        by Financing Activities              -           -          51,394
                                      --------    ---------       -----------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            -       (9,276)             -
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                         -        9,276              -
                                      --------    ---------       -----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                           $       -   $        -       $      -
                                      ========    =========       ===========
Cash Paid For:
     Interest                        $       -   $        -       $      -
     Income taxes                    $       -   $        -       $      -

The accompanying notes are an integral part of these financial statements.

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                      September 30, 2001 and December 31, 2000


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -GOING CONCERN

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2001, the Company had no assets and liabilities of $18,390. Working Capital at September 30, 2001, was a negative $18,390. Normally, the Company has only incidental ongoing expenses primarily associated with maintaining its corporate status, and professional fees associated with accounting costs. During the quarter ended September 30, 2001, the Company was pursuing a potential acquisition. This acquisition has been abandoned but the Company incurred expenses for accounting and legal cost related to the potential acquisition. For the three and nine months ended September 30, 2001, the Company had expenses of $6,054 and $13,498, respectively. These expenses consisted of professional fees associated with the potential acquisition which was abandon and filing with the Securities and Exchange Commission.

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

     Results of Operations
     ---------------------

     For the three and nine months ended September 30, 2001, the Company had a net loss of $6,054 and $13,498. The Company had no revenue for the three and nine months ended September 30, 2001. These losses are higher than prior years as the result of pursuing the acquisition. The Company does not anticipate any revenue until it locates a new business opportunity.

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

     None

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]

Dated: November 6, 2001               By:    /s/
                                         -------------------------------
                                         Jeff Holmes, President,
                                         Chief Financial Officer, and Director