Form 10KSB
period 2001-12-31
BARBEQUE CAPITAL CORP
filed 2002-03-22
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                       --------    ----------
                Commission File Number       0-25951
                                            ----------

                         Barbecue Capital Corp.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                         86-0852222
------------------------------                 --------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

8800 North Gainey Center Drive, Scottsdale Arizona, Suite 256    85258
--------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (480) 443-0851
                                               ---------------
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

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at March 21, 2002, of $0.02 per share, the market value of shares held by nonaffiliates would be $31,380.

     As of March 21, 2002, the Registrant had 1,023,000 shares of common stock issued and outstanding.

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

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements," including discussions on mergers and acquisitions.

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


                  ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's administrative offices are provided by the Company's president, Jeff Holmes. The Company has closed down its operation facilities located in Nevada. Without current operations, the space provided by Mr. Holmes is adequate for the Company's needs.

                        ITEM 3. LEGAL PROCEEDINGS

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

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

Quarter Ended                High Bid        Low Bid
-------------                --------        -------
December 2000                 $0.02          $0.02
September 2000                $0.02          $0.02

March 2001                    $0.02          $0.02
June 2001                     $0.02          $0.02
September 2001                $0.02          $0.02
December 2001                 $0.02          $0.02

     At March 21, 2002, the bid and asked price for the Company's Common Stock was $0.06 and $0.07 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 21, 2002, the Company had approximately 42 shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 2001, the Company had no assets and liabilities of $22,839 resulting in negative working capital of $22,839. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission.

     For the twelve months ended December 31, 2001, the Company had expenses of $17,947 related to accounting and legal expenses. Total expenses for 2000 were $11,918 as the barbecue business was closed down in 1999. Management anticipates only nominal continuing expenses, primarily associated with the reporting obligations with the SEC and investigating potential business opportunities. Expenses were higher in 2001 as a result of the Company's efforts to acquire another corporation. Although the acquisitions efforts were not successful, the Company still incurred the cost of legal and accounting expenses.

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

RESULTS OF OPERATIONS
---------------------

     The Company has had no revenue since inception and lost money on its barbecue operations. In September 1999, the barbecue operations were terminated. However, the Company has spent almost all of its money trying to develop the barbecue operations and has been left with little capital to pursue other business interest. The Company lost $17,947 for the twelve months ended December 31, 2001, and $11,918 for the twelve months ended December 31, 2000. The loss increased in 2001 as the Company explored the possible merger or acquisition of another company. These efforts were subsequently terminated but attorney and accounting cost were incurred.


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

   Name           Age      Position       Director of Officer Since
   ----           ---      --------       -------------------------
Jeff W. Holmes    48       President and           2001
                           Director

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Jeff Holmes has been a general partner in the partnership of Blosch and Holmes, LLC, a business consulting and private venture funding general partnership since 1984. Mr. Holmes is a managing partner of the Scottsdale Equity Growth Fund, LLC, which is a private equity fund engaged in financing technology companies. Mr. Holmes is a managing partner of DMG Advisors, LLC which provides consulting to private and public companies. Mr. Holmes also served as the chairman of the board of directors of Ion Laser Technology, a medical device company listed on the American Stock Exchange. Mr. Holmes graduated from the University of Utah in 1976 with a Bachelor of Science degree in Marketing and Management.

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

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Jeff Holmes filed a form 3 late.

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE
     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ----------------------
                         Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Jeff W. Holmes      2001    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President
Kim Farran          2000    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President
Joe Thomas          1999   $1,500   -0-       -0-         -0-      -0-     -0-       -0-
President and CEO


     Cash Compensation

     Jeff W. Holmes is the only officer or director and has not been taking any compensation.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 15, 2002, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 1,023,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common   Jeff Holmes (2)               650,000               63.54
         8800 North Gainey
         Center Drive, Suite 256
         Scottsdale, Arizona 85258
         Tom Hoffer                     86,000                8.40
         8800 North Gainey
         Center Drive, Suite 256
         Scottsdale, Arizona 85258

OFFICERS, DIRECTORS AND NOMINEES:
Common   Jeff W. Holmes         -------------See Above--------
         All Officers                  650,000               63.54
         and Directors
         as a Group (1 person)

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

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended December 31, 2001, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

     TRANSACTIONS WITH PROMOTERS

     After incorporating the Company, Joe Thomas, the original founder of the Company was issued 500,000 shares of the Company's common stock for $10,000.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of HJ & Associates, LLC Certified Public Accountants    F-3

Balance Sheets as of December 31, 2001                         F-4

Statements of Operations for the fiscal years ended December
31, 2001, and 2000                                             F-5

Statements of Stockholders' Equity for the years ended
December 31, 2001, and 2000, and  from inception               F-6

Statements of Cash Flows for the fiscal years ended
December 31, 2001, and 2000                                    F-7

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

                                Barbecue Capital Corp.


Date: March 21, 2002            By: Jeff W. Holmes, President and Director
                                   (Principal Executive and Accounting
                                    Officer)

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)

                               FINANCIAL STATEMENTS

                                December 31, 2001

                                   CONTENTS


                Independent Auditors' Report                          F-3

                Balance Sheet                                         F-4

                Statements of Operations                              F-5

                Statements of Stockholders' Equity (Deficit)          F-6

                Statements of Cash Flows                              F-7

                Notes to the Financial Statements                     F-8

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Barbecue Capital Corp.
(A Development Stage Company)
Scottsdale, Arizona


We have audited the accompanying balance sheet of Barbecue Capital Corp. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception on December 18, 1996 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barbecue Capital Corp. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on December 18, 1996 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


HJ & Associates, LLC
Salt Lake City, Utah
February 13, 2002

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                    December 31,
                                                        2001
                                                    -----------

CURRENT ASSETS

  Cash                                              $      -
                                                    -----------

    Total Current Assets                                   -
                                                    -----------
    TOTAL ASSETS                                    $      -
                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                  $    14,921
  Accounts payable - related party (Note 5)               7,918
                                                    -----------

    Total Liabilities                                    22,839
                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $.001 par value, authorized
   25,000,000 shares; 1,023,000 shares issued
   and outstanding                                        1,023
 Additional paid in capital                              50,371
 Deficit accumulated during the development
   stage                                                (74,233)
                                                    -----------

    Total Stockholders' Equity                          (22,839)
                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      -
                                                    ===========




The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 (Unaudited)





                                                                     From
                                                                 Inception on
                                               For the           December 18,
                                             Years Ended         1996 Through
                                             December 31,        December 31,
                                             ------------        ------------
                                         2001            2000         2001
                                         ----            ----         ----


REVENUE                              $     -        $     -        $   -

EXPENSES                                 17,947         11,918     $ 74,233
                                     ==========     ==========     ========

NET LOSS                             $  (17,947)    $  (11,918)    $(74,233)
                                     ==========     ==========     ========

BASIC LOSS PER SHARE                 $    (0.02)    $    (0.01)
                                     ==========     ==========

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING          1,023,000      1,023,000
                                     ==========     ==========

















The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity




                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional    During the
                                               Common Stock             Paid in     Development
                                          Shares           Amount       Capital       Stage
                                        ------------   ------------  ------------   ------------

Inception, December 18,1996             $       -      $       -     $       -      $       -

Common stock issued for
 cash at $0.02 per share                     500,000            500         9,500           -

Net loss from inception on
 December 18, 1996 through
 December 31, 1996                              -              -             -              -
                                        ------------   ------------  ------------   ------------


Balance, December 31, 1996                   500,000            500         9,500           -

Net loss for year ended
  December 31, 1997                             -              -             -              (458)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1997                   500,000            500         9,500           (458)

Common stock issued for cash at
 $0.10 per share                             523,000            523        51,777           -

Stock offering costs                            -              -          (10,906)          -

Net loss for the year ended
 December 31, 1998                              -              -             -           (13,186)
                                        ------------   ------------  ------------   ------------

Balance, December 31, 1998                 1,023,000          1,023        50,371        (13,644)

Net loss for the nine year ended
 December 31, 1999                             -              -             -            (30,724)
                                        ------------   ------------  ------------   ------------
Balance December 31, 1999                  1,023,000         1,023         50,371        (44,368)

Net loss for the year ended
December 31,2000                                -             -              -           (11,918)
                                        ------------   ------------   ------------  ------------
Balance, December 31, 2000                 1,023,000   $      1,023  $      50,371   $   (56,286)

Net loss for the year ended
December 31,2001                                -             -              -           (17,947)
                                        ------------   ------------   ------------  ------------
Balance, December 31, 2000                 1,023,000   $      1,023  $      50,371   $   (74,233)
                                        ============   ============  =============   ===========






The accompanying notes are an integral part of these financial statements.

                             BARBECUE CAPITAL CORP.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



                                                                                                    From
                                                                            For the             Inception on
                                                                           Years Ended          December 18,
                                                                          December 31,          1996 Through
                                                                     ----------------------     December 31,
                                                                        2001        2000          2001
                                                                     ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                           $   (17,947) $  (11,918)  $ (74,233)
 Adjustments to reconcile net loss to
   net cash (used) by operating
   activities:
    Amortization expense                                                   -             -          495
    Disposal of prototype                                                  -             -        1,500
Change in operating assets and liabilities:
    Increase (decrease) in accounts payable
     and accounts payable - related party                                17,947       2,642      22,839
                                                                     ----------   -----------  ----------
Net Cash (Used) by Operating Activities                                    -         (9,276)    (49,399)
                                                                     ----------   -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of prototype                                                 -             -       (1,500)
  Organization costs incurred                                              -             -         (495)
                                                                     ----------   ----------   ----------
   Net Cash (Used) by Investing
    Activities                                                             -             -       (1,995)
                                                                     ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Stock offering costs                                                     -             -      (10,906)
  Issuance of common stock for cash                                        -             -       62,300
                                                                     ----------   -----------  ----------
  Net Cash Provided by Financing Activities                                -             -       51,394
                                                                     ----------   -----------  ----------

(DECREASE)IN CASH                                                          -         (9,276)        -

CASH AND CASH BEGINNING OF PERIOD                                          -          9,276         -
                                                                     ----------   ----------   ----------

CASH AT END OF PERIOD                                                $     -             -          -
                                                                     ==========   ==========   ==========

Cash Paid For:

  Interest                                                           $     -       $     -      $   -
  Income taxes                                                       $     -       $     -      $   -





The accompanying notes are an integral part of these financial statements.

BARBECUE CAPITAL CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

b. Income Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $74,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Deferred tax assets (liabilities) are comprised of the following:

                                                   For the Years Ended
                                                      December 31,
                                                 -------------------------
                                                  2001               2000
                                                ----------      -----------

Income tax benefit at statutory rate            $   6,460      $      4,529
Change in valuation allowance                      (6,460)           (4,529)
                                                ----------      ------------
                                                $     -        $         -
                                                ==========      ============

BARBECUE CAPITAL CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                   For the Years Ended
                                                      December 31,
                                                 ---------------------------
                                                  2001               2000
                                                -----------      ------------

Income tax benefit at statutory rate            $  27,849        $   21,389
Change in valuation allowance                     (27,849)          (21,389)
                                                -----------      -----------
                                                $     -          $     -
                                                ===========      ===========

b.  Income Taxes (Continued)

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

e.  Basic Loss Per Share
                                                    For the Years Ended
                                                        December 31,
                                                 ------------------------
                                                 2001               2000
                                               ---------          --------

Numerator: Net loss                           $ (17,947)         $ (11,918)

Denominator: (weighted average number
 of shares outstanding)                       1,023,000          1,023,000
                                              ----------         ----------
Basic loss per share                          $   (0.02)         $   (0.01)
                                              ==========         ==========

BARBECUE CAPITAL CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Share (Continued)

Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

f.  Revenue Recognition

A revenue recognition policy will be established when planned principal operations commence.

g.  Newly Issued Accounting Pronouncements

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.
Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the reporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

BARBECUE CAPITAL CORP.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2001 and 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Newly Issued Accounting Pronouncements (Continued)

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

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

NOTE 5 -     RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, an officer of the Company advanced a total of $7,918 to the Company to pay operating expenses. The amount is non-interest bearing, unsecured and due on demand.
The accompanying notes are an integral part of these financial statements.