Form 10QSB
period 2002-06-30
BARBEQUE CAPITAL CORP
filed 2002-08-13
CIK 1061985

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30 ,2002

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         1,023,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of August 12, 2002

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

                           BARBECUE CAPITAL CORP.
                       (A Development Stage Company)
                              Balance Sheets


                                ASSETS

                                              June 30,     December 31,
                                               2002            2001
                                            -----------     -----------
                                            (Unaudited)
CURRENT ASSETS

  Cash                                      $     -         $     -
                                            -----------     -----------
Total Current Assets                              -               -
                                            -----------     -----------
TOTAL ASSETS                                $     -         $     -
                                            ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                          $    14,996     $  14,921
  Accounts payable - related party (Note 5)      10,170         7,918
                                            ------------    ----------
     TOTAL LIABILITIES                           25,166        22,839
                                            ------------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value,
 authorized 25,000,000  shares;
 1,023,000 shares issued and outstanding          1,023         1,023
Additional paid-in capital                       50,371        50,371
Deficit accumulated during the development
 stage                                          (76,560)      (74,233)
                                             -----------     ---------

Total Stockholders= Equity (Deficit)            (25,166)      (22,839)
                                             -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                            $     -         $     -
                                             ===========     =========


  The accompanying notes are an integral part of these financial statements.

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)
                              Statements of Operations
                                    (Unaudited)


                                                                   From
                                                                 Inception on
                               For the             For the       December 18,
                         Three Months Ended   Six Months Ended   1996 Through
                                June 30,         June 30,          June 30,
                         2002         2001    2002      2001        2002
                        ----------   ------  -------  --------   ------------


REVENUE                $     -      $    -   $     -   $     -    $     -

EXPENSES                   559        6,256    2,327      7,444     76,560
                       --------     -------   -------  --------    --------

NET LOSS               $  (559)     $(6,256) $(2,327)  $(7,444)   $(76,560)
                       =========    ======== ======== =========   =========

BASIC LOSS PER SHARE   $  (0.01)    $ (0.00) $ (0.01)  $ (0.01)
                       =========    ======== ======== =========


The accompanying notes are an integral part of these financial statements.

                        BARBECUE CAPITAL CORP.
                   (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                  Accumulated
                                 Common Stock      Additional      During the
                            ---------------------    Paid-In      Development
                             Shares        Amount     Capital          Stage
                           ----------   ---------   ----------    -----------
Inception,
 December 18, 1996              -        $    -     $     -       $     -
Common stock issued
 for cash at $.02 per share  500,000        500        9,500            -
Net loss from inception
 on December 18, 1996
 through December 31, 1996      -             -            -            -
                           --------      ---------   ---------     ----------
Balance,
 December 31, 1996          500,000         500        9,500            -
Net loss for the year
 ended December 31, 1997        -             -           -           (458)
                           --------      ---------   ---------     ----------
Balance,
 December 31, 1997          500,000         500        9,500          (458)
Common stock issued for
 cash at  $0.10 per share   523,000         523       51,777            -
Stock offering  costs          -             -       (10,906)           -
Net loss for the year
 ended December 31, 1998       -             -            -        (13,186)
                           ---------      -------    ---------    ----------
Balance,
 December 31, 1998         1,023,000       1,023       50,371      (13,644)
Net loss for the year
 ended December 31, 1999      -              -            -        (30,724)
                         ---------      --------    --------      -----------
Balance,
 December 31, 1999         1,023,000       1,023      50,371       (44,368)
Net loss for the year
 ended  December 31, 2000     -              -            -        (11,918)
                           ---------      ---------   --------     ----------
Balance,
 December 31, 2000         1,023,000       1,023      50,371       (56,286)
Net Loss for the year
 ended December 31, 2001      -              -            -        (17,947)
                           ---------      ---------   --------     ----------
Balance,
 December 31, 2001         1,023,000       1,023      50,371       (74,233)
Net loss for the Six
 months  ended
 June 30, 2002(unaudited)     -              -            -         (2,327)
                          ---------      ---------   --------     ----------
Balance, June 30, 2002
 (unaudited)              1,023,000     $  1,023    $ 50,371     $ (76,560)
                         ===========     =========  =========    ===========

  The accompanying notes are an integral part of these financial statements.

                           BARBECUE CAPITAL CORP.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                                                    From
                                        For the                 Inception on
                                    Six Months Ended           December 18,
                                        June 30,               1996 Through
                                 ------------------------         June 30,
                                   2002            2001             2002
                                 ----------       --------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                         $ (2,327)     $ (7,444)       $ (76,560)
Adjustments to reconcile net
 loss to net cash (used) by
 operating activities:
  Amortization expense                -            -                 495
  Disposal of prototype               -            -               1,500
Change is operating assets
 and liabilities:
  Increase (decrease) in
   accounts payable and accounts
   payable - related party          2,327          7,444          25,166
                                 ----------      ----------    ----------
Net Cash (Used) by Operating
   Activities                         -            -             (49,399)
                                 ----------      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Development of prototype             -             -            (1,500)
 Organization costs incurred          -             -              (495)
                                 ----------      ----------    ----------

Net Cash Used by Investing
 Activities                           -             -            (1,995)
                                 ----------      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock offering costs                 -             -           (10,906)
 Issuance of common stock for cash    -             -            62,300
                                 ----------      ----------    ----------
Net Cash Provided by
 Financing Activities                 -             -            51,394
                                 ----------      ----------    ----------
INCREASE (DECREASE) IN CASH           -             -               -
CASH AT BEGINNING OF PERIOD           -             -               -
                                 ----------      ----------    ----------
CASH AT END OF PERIOD             $   -          $  -           $   -
                                 ==========      ==========    ==========
Cash Paid For:
 Interest                         $   -          $     -        $   -
 Income taxes                     $   -          $     -        $   -

  The accompanying notes are an integral part of these financial statements.

                               BARBECUE CAPITAL CORP.
                            (A Development Stage Company)
                           Notes to the Financial Statements
                          June 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 2002, the Company had no assets and liabilities of $25,166. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs and should not require substantial money to maintain its SEC filing obligations and corporate status.

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

     Results of Operations
     ---------------------

     For the three months ended June 30, 2002, the Company had a net loss of $559 compared to a loss for the quarter ended June 30, 2001, of $6,256. The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue for the three months ended June 30, 2002, as a result of the termination of its barbecue business. The Company does not anticipate any revenue until it locates a new business opportunity.

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

99.01          99       Certification Pursuant to 906  This Filing

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

                                      BARBECUE CAPITAL CORP.
                                      [Registrant]



Dated: August 13, 2002                By: /s/
                                         -------------------------------
                                         Jeff Holmes, President,
                                         Chief Financial Officer, and Director