Form 10QSB
period 2002-09-30
CONSOLIDATED ENERGY INC
filed 2002-11-29
CIK 1061985

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended: September 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from _____________ to ____________

                         Commission File Number 0-25951
                                     -------
                            CONSOLIDATED ENERGY INC.
                        (formerly Barbecue Capital Corp)
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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         7,868,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 25, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.................................................3

 Item 1. Financial Statements................................................. 3

         Balance Sheets....................................................... 3

         Statements of Operations............................................. 4

         Statements of Stockholders' Equity (Deficit)......................... 5

         Statements of Cash Flows............................................. 6

         Notes to the Financial Statements.................................... 7

 Item 2. Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of  Operation.................................. 7

 PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings.....................................................9

 Item 2. Changes in Securities.................................................9

 Item 3. Default Upon Senior Securities........................................9

 Item 4. Submission of Matters to a Vote of Security Holders...................9

 Item 5. Other Information ....................................................9

 Item 6. Exhibits and Reports .................................................9

Signatures ...................................................................10

Certifications ...............................................................10

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CONSOLIDATED ENERGY INC.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


                           CONSOLIDATED ENERGY INC.
                       (A Development Stage Company)
                              Balance Sheets

                                ASSETS

                                              September 30 December 31,
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

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                    From
                                                                 Inception on
                               For the             For the       December 18,
                         Three Months Ended   Nine Months Ended   1996 Through
                          September 30,         September 30,   September 30,
                         2002         2001    2002      2001        2002
                        ----------   ------  -------  --------   ------------

REVENUE                $     -      $    -   $     -   $     -    $     -

EXPENSES                   559        6,054    2,327     13,498     76,560
                       --------     -------   -------  --------    --------

NET LOSS               $  (559)     $(6,054) $(2,327)  $(13,498)  $(76,560)
                       =========    ======== ======== =========   =========

BASIC LOSS PER SHARE   $ (0.01)     $ (0.00) $ (0.01)   $ (0.01)
                       =========    ======== ======== =========

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                  Accumulated
                                 Common Stock      Additional      During the
                            ---------------------    Paid-In      Development
                             Shares        Amount     Capital          Stage
                           ----------    ---------   ----------    -----------
Inception,
 December 18, 1996              -        $       -     $      -       $      -
Common stock issued
 for cash at $.02 per share  500,000           500        9,500              -
Net loss from inception
 on December 18, 1996
 through December 31, 1996         -             -            -              -
                            --------     ---------    ---------     ----------
Balance,
 December 31, 1996          500,000            500        9,500              -
Net loss for the year
 ended December 31, 1997           -             -            -           (458)
                            --------     ---------    ---------     ----------
Balance,
 December 31, 1997           500,000           500        9,500          ( 458)
Common stock issued for
 cash at  $0.10 per share    523,000           523       51,777              -
Stock offering  costs              -             -      (10,906)             -
Net loss for the year
 ended December 31, 1998           -             -            -        (13,186)
                           ---------     ---------    ---------     ----------
Balance,
 December 31, 1998         1,023,000         1,023       50,371        (13,644)
Net loss for the year
 ended December 31, 1999           -             -            -        (30,724)
                           ---------     ---------    ---------     ----------
Balance,
 December 31, 1999         1,023,000         1,023      50,371         (44,368)
Net loss for the year
 ended  December 31, 2000          -             -            -        (11,918)
                           ---------     ---------    ---------     ----------
Balance,
 December 31, 2000         1,023,000         1,023       50,371        (56,286)
Net Loss for the year
 ended December 31, 2001           -             -            -        (17,947)
                           ---------     ---------    ---------     ----------
Balance,
 December 31, 2001         1,023,000         1,023       50,371        (74,233)
Net loss for the Nine
 months  ended
 Sept 30, 2002(unaudited)          -             -            -         (2,327)
                           ---------     ---------    ---------     ----------
Balance, September 30, 2002
 (unaudited)               1,023,000      $  1,023    $ 50,371     $   (76,560)
                         ===========     =========   =========     ===========

  The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                    From
                                        For the                 Inception on
                                    Nine Months Ended           December 18,
                                        September 30,           1996 Through
                                 ------------------------        September 30,
                                   2002            2001             2002
                                 ----------       --------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                         $  (2,327)     $ (13,498)         $ (76,560)
Adjustments to reconcile net
 loss to net cash (used) by
 operating activities:
  Amortization expense                   -              -                495
  Disposal of prototype                  -              -              1,500
Change is operating assets
 and liabilities:
  Increase (decrease) in
   accounts payable and accounts
   payable - related party           2,327         13,498             25,166
                                ----------     ----------         ----------
Net Cash (Used) by Operating
   Activities                            -              -            (49,399)
                                ----------     ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Development of prototype                -              -             (1,500)
 Organization costs incurred             -              -               (495)
                                ----------     ----------         ----------

Net Cash Used by Investing
 Activities                              -              -             (1,995)
                                ----------     ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock offering costs                    -              -            (10,906)
 Issuance of common stock for cash       -              -             62,300
                                ----------     ----------         ----------
Net Cash Provided by
 Financing Activities                    -              -             51,394
                                ----------     ----------         ----------
INCREASE (DECREASE) IN CASH              -              -                  -
CASH AT BEGINNING OF PERIOD              -              -                  -
                                ----------     ----------         ----------
CASH AT END OF PERIOD             $      -      $       -           $      -
                                ==========     ==========         ==========
Cash Paid For:
 Interest                         $      -      $       -           $      -
 Income taxes                     $      -      $       -           $      -

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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


Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2002, the Company had no assets and liabilities of $25,166. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs and should not require substantial money to maintain its SEC filing obligations and corporate status.

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

     Results of Operations
     ---------------------

     For the three months ended September 30, 2002, the Company had a net loss of $559 compared to a loss for the quarter ended September 30, 2001, of $6,256. The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue for the three months ended September 30, 2002, as a result of the termination of its barbecue business. The Company does not anticipate any revenue until it locates a new business opportunity.

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

99.02          99       Certification Pursuant to 906  This Filing


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

                                       CONSOLIDATED ENERGY INC.
                                       [Registrant]



Dated: November 27, 2002                By: /s/ David W. Guthrie
                                         -------------------------------
                                         David W. Guthrie, CEO, President,
                                         Chief Financial Officer, and Director



                                  EXHIBIT 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Consolidated Energy Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David W. Guthrie, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David W. Guthrie
------------------------
David W. Guthrie
Chief Executive Officer



                                  EXHIBIT 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Consolidated Energy Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David W. Guthrie, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David W. Guthrie
------------------------
David W. Guthrie
President, Chief Financial Officer