Form 10KSB
period 2002-12-31
CONSOLIDATED ENERGY INC
filed 2003-05-09
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10_KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

     For the fiscal year ended       December 31, 2002
                                     _________________
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from          to
                                       ________    __________
                Commission File Number       0_25951
                                            __________

                         Consolidated Energy, Inc.
              __________________________________________________
              (Exact name of registrant as specified in charter)

        Wyoming                                        86_0852222
______________________________                 __________________________
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

9900 West Sample Road, Suite 300, Coral Springs, Florida         33065
______________________________________________________________ _________
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (954) 755_6620
                                               _______________
Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A
___________________                 _________________________________________

Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ________________________________________
                              (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file such reports), and
(2)
has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

  Check if disclosure of delinquent filers in response to Item 405 of
Regulation S_B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10_KSB or any amendment to this Form 10_KSB.    [X]

     State issuer's revenues for its most recent fiscal year: $_0_

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold,
or the average bid and asked prices of such stock, as of a specified date within the past 60 days:  The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.  Based on the bid price for the Company's Common Stock at
March 31, 2003, of $0.15 per share, the market value of shares held by non-affiliates would be $541,200.

     As of March 31, 2003, the Registrant had 4,183,000 shares of common stock
issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10_KSB (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to
rule 424(b) or (c) under the Securities Act of 1933:  NONE

                                    PART I

                      ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD_LOOKING STATEMENTS
_________________________________________________

     This periodic report contains certain forward_looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward_looking statements," including discussions on mergers and acquisitions.

HISTORY AND ORGANIZATION
________________________

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

     On September 26, 2002, the principal shareholder, Jeff Holmes, sold a controlling interest in the Company to Barbara Lechler.  Subsequently, in
October 2002, majority shareholders of the Company approved a change in domicile from Nevada to Wyoming and a change of name to Consolidated Energy,
Inc.

CURRENT BUSINESS
________________

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

                  ITEM 2. DESCRIPTION OF PROPERTIES

     Until October 2002, the Company's administrative offices were provided by its president, Jeff Holmes.  Since the change of control, administrative offices are located at 9900 West Sample Road, Suite 300, Coral Springs,
Florida 33065, provided by Saudi American Minerals, Inc. and Eastern
Consolidated Energy, Inc., without charge.  Without current operations, the space provided is adequate for the Company's needs.

                        ITEM 3. LEGAL PROCEEDINGS
     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     In October 2002, by written consent, a majority of the Company's shareholders approved a change of domicile from Nevada to Wyoming and a change of name to Consolidated Energy, Inc.

                                PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 18, 2002, the Company's Common Stock is quoted on the
National Association of Securities Dealers Electronic Bulletin Board under the symbol "CEIW." Prior to that date, the Company's Common Stock was quoted under the symbol "BBQA."  Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years.  Although the
Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended                High Bid        Low Bid
_____________                ________        _______
December 2002                 $4.01          $0.30
September 2002                $0.02          $0.02
June 2002                     $0.02          $0.02
March 2002                    $0.02          $0.02

December 2001                 $0.02          $0.02
September 2001                $0.02          $0.02
June 2001                     $0.02          $0.02
March 2001                    $0.02          $0.02

     At March 31, 2003, the bid and asked price for the Company's Common
Stock
was $0.15 and $0.15 respectively.  All prices listed herein reflect inter_dealer prices, without retail mark_up, mark_down or commissions and may not represent actual transactions.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2003, the
Company had approximately 110 shareholders.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
________

     Since its organization, the Company has not produced revenue and in 1999 was forced to shut down its barbecue operations.  Since ceasing its operations, the Company has been unable to locate another business opportunity and currently has no material operations.

     Management of the Company believes the best chance to obtain value for its shareholders is to seek a merger or acquisition with an existing business. At this time, management has been actively working to locate any potential mergers or acquisitions but no definitive agreements have been executed.

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

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     As of December 31, 2002 the Company had no assets and liabilities of
$18,773 resulting in negative working capital of $18,773.  The Company has incurred significant expenses since the change of control in October 2002 for consulting, investor relations and other expenses related to its due diligence in connection with possible acquisitions, plus incidental ongoing expenses associated with maintaining its corporate status and maintaining the
Company's reporting obligations to the Securities and Exchange Commission.

     For the twelve months ended December 31, 2002, the Company had expenses of $211,010, including consulting expenses of $162,500, investor relations expenses of $16,103, legal and professional expenses of $17,132, and other expenses of $15,275.  Total expenses for 2001 were $17,947, the nominal expenses primarily associated with the reporting obligations with the SEC.
Expenses were much higher in 2002 as a result of the Company's active efforts to acquire another corporation.  Although no acquisitions have been completed, the Company still incurred the cost of due diligence and other expenses associated with the examination of various acquisition opportunities. These efforts are continuing and management hopes to be able to complete an acquisition in the near future, although no definitive agreements have been reached.

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

RESULTS OF OPERATIONS
_____________________

     The Company has had no revenues since inception. The Company had a loss from operations of $211,010 for the year ended December 31, 2002, compared to a loss of $17,947 for the year ended December 31, 2001.  The loss increased substantially in 2002 as the Company increased its efforts to locate a possible merger or acquisition candidate.

                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10_KSB.

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.  In November 2002, the Company hired Clyde Bailey, P.C., San
Antonio Texas, as its independent auditor, replacing HJ & Associates, LLC,
Salt Lake City, Utah.

                                PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 31, 2003, the name, age, and position of each executive officer and director and the term of office of each
director of the Company.

   Name           Age      Position                 Director or Officer Since
   ____           ___      ________                 _________________________
David Guthrie     50       President and            October 2002
                           Director

     Set forth below is certain biographical information regarding the
Company's executive officer and director.

Mr. Guthrie has spent the majority of his life in entrepreneurial endeavors.
He began his career in construction where he was the founder of the first home center in Indianapolis.  He developed the business into a sizable contractor supply facility serving the Greater Indianapolis area.  From 1976 to 1998, he was the founder and operator of Guthrie Building materials.  From
1990 to 1996, he founded and co-managed Guthrie Rental Station. From 1991 to the present, he founded and operated Royal Custom Homes, LLC.  He also served as a board member to TruServe (formerly American Hardware & ServiStar)from
1994 to 1996, one of the largest cooperatives in the United States.  During his tenure as a board member, this company grew from less than $1 billion in revenue to $5 billion.  From 1996 to the present, Mr. Guthrie has served as
President of Saudi American Minerals, Inc. Mr. Guthrie has recently sold his lumber interest and retired from his TruServe responsibilities.  Mr. Guthrie is President of CEI, and will coordinate all general engineering aspects of the Company, as well as assist in overall operational activities.  Education:
Bachelor degree -Purdue University (1976).

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

                   ITEM 10.  EXECUTIVE COMPENSATION

                       SUMMARY COMPENSATION TABLE
     The following tables set forth certain summary information concerning the
compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in
excess of $100,000 during such period (as determined at December 31, 2002, the end of the Company's last completed fiscal year):

                                                  Long Term Compensation
                                                  ______________________
                         Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
_ __________________ ____  ______  ________ ____________ ______   _______ ______  ____________
David Guthrie       2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President 10/02

Jeff W. Holmes      2002    _0_     _0_       _0_         _0_      _0_     _0_       _0_
President until     2001    _0_     _0_       _0_         _0_      _0_     _0_       _0_
10/02

Kim Farran          2000    _0_     _0_       _0_         _0_      _0_     _0_       _0_
President

     Cash Compensation

     Since October 2002, David Guthrie is the only officer and director and has not been taking any compensation.  Prior to October 2002, Jeff W. Holmes was the only officer or director and did not take any compensation.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 31, 2003, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known

by the Company to own beneficially, more than 5% of the 4,183,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
_____    ________________       ____________________     __________
Common   Barbara Lechler               500,000               11.95
         5611 N.Winston Prk.,#306
         Coconut Creek, FL 33073

OFFICERS, DIRECTORS AND NOMINEES:
Common   David Guthrie
         President, Director            75,000                1.79

         All Officers
         and Directors
         as a Group (1 person)          75,000                1.79

(1) All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the fiscal year ended December 31, 2002, there were no material transactions, or series of similar transactions, since the beginning of the
Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     CERTAIN BUSINESS RELATIONSHIPS

     During the fiscal year ended December 31, 2002, there were no material transactions between the Company and its management of principal shareholders.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8_K

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included
in this report:

Title of Document                                              Page
_________________                                              ____
Report of Clyde Bailey, P.C., Certified Public Accountants       13
Report of HJ & Associates, LLC, Certified Public Accountants     14
Balance Sheets as of December 31, 2002                           15
Statements of Operations for the fiscal years ended December
31, 2002, and 2001                                               16
Statements of Stockholders' Equity for the years ended
December 31, 2002, and 2001, and  from inception                 17
Statements of Cash Flows for the fiscal years ended
December 31, 2002, and 2001                                      18
Notes to Financial Statements                                    19

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:
     None.

 (a)(3)EXHIBITS AND REPORTS ON FORM 8-K:
     The Company filed a Current Report on Form 8-K on October 23, 2002 reporting the change of domicile and name change.

     Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES_OXLEY ACT OF 2002.

                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-
14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on April 21,
2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                Consolidated Energy, Inc.

Date: May 7, 2003               By: David Guthrie, President and Director
                                   (Principal Executive and Accounting
                                    Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES_OXLEY ACT OF 2002
I, David Guthrie, certify that:

1. I have reviewed this annual report on Form 10_KSB of Consolidated Energy,
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a_14 and 15d_14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control;
and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there was significant changes in internal controls or in other factors that could significantly affect internal controls
subsequent to the date of our most recent evaluation, including any corrective
actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003            /S/David Guthrie
                                 Principal Executive and Accounting Officer

Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699_1287(ofc.)
(888) 699_1287, (210) 691_2911 (fax)

Board of Directors
Consolidated Energy Inc.
(formerly Barbeque Capital Corp.)
Report of Independent Public Accountant

I have audited the accompanying consolidated balance sheet of Consolidated
Energy Inc. (formerly Barbeque Capital Corp.)(Company) as of December 31,
2002 and the related consolidated statement of income and expenses, consolidated statement of changes in stockholders' equity, and the consolidated statement of cash flows for the twelve month period ended
December 31, 2002 and inception (December 18, 1996) to December 31, 2002.
These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit. The financial statements of the Company, as of December
31, 2001, were audited by other auditors whose report dated February 13, 2002 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December
31, 2002, and the results of its operations for the above referenced periods in conformity with accounting principles generally accepted in the United
States.

The Company is a development stage enterprise, as defined in Financial
Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. The Company has suffered recurring losses from operations and need to acquire substantial assets to complete their business plan per the agreement with the Crow Indians that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  This is further explained in Note 3.

Clyde Bailey
Certified Public Accountant

San Antonio, Texas
March 22, 2003

INDEPENDENT AUDITORS' REPORT

To the Stockholders
Consolidated Energy Inc.
(A Development Stage Company)
(Formerly Barbeque Capital Corp.)
Coral Springs, Florida

We have audited the statements of operations, stockholders' equity (deficit)
and cash flows of Consolidated Energy Inc. (a development stage company)
(formerly Barbeque Capital Corp.) as of December 31, 2001, and for the year then ended and from inception on December 18, 1996 through December 31, 2001.
These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Consolidated Energy Inc.'s (a development stage company) (formerly Barbeque Capital Corp.'s) operations and cash flows for the year ended December 31, 2001 and from inception on
December 18, 1996 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
May 7, 2003

CONSOLIDATED ENERGY Inc
(formerly Barbecue Capital Corp - A Development Stage Company)
Balance Sheet
As of December 31, 2002

ASSETS

 Current Assets
  Cash                                                     $           -
                                                            ------------
   Total Current Assets                                                -
                                                            ------------
Total Assets                                               $           -
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
  Accounts Payable                                          $     18,773
                                                             -----------
   Total Current Liabilities                                      18,773

Total Liabilities                                                 18,773

Commitments and Contingencies:                                         -

Stockholders' Equity
 Common Stock, 50,000,000 authorized shares,
  par value $.001, 2,668,000 shares issued and outstanding         2,668
 Additional Paid-in-Capital                                      263,802
 Deficit accumulated during the development stage               (285,243)
                                                             -----------
   Total Stockholders' Equity (Deficit)                          (18,773)
                                                             -----------
Total Liabilities and Stockholders' Equity (Deficit)        $          -
                                                             ===========

See accompanying notes to Financial Statements.

CONSOLIDATED ENERGY Inc
(formerly Barbecue Capital Corp - A Development Stage Company)
Statement of Operations

                                                              From Inception
                                      For the Years Ended     (Dec 18, 1996)
                                           December 31            through
                                        2002          2001      Dec 31, 2002
                                     -----------   -----------   -----------
Revenues                            $          -  $          -  $          -
                                     -----------   -----------   -----------
Operating Expenses
 Consulting                              162,500             -       162,500
 Investor Relations                       16,103             -        16,103
 Legal and Professional                   17,132             -        17,132
 Other Expenses                           15,275        17,947        89,508
                                     -----------   -----------   -----------
   Total Operating Expenses              211,010        17,947       285,243

(Loss) from Operations                  (211,010)      (17,947)     (285,243)

Income Tax Expense (Benefit)                   -             -             -
                                     -----------   -----------   -----------
Net (Loss)                          $   (211,010) $    (17,947) $   (285,243)
                                     ===========   ===========   ===========
Net (Loss) per Share, Basic         $     (0.077) $     (0.018) $     (0.272)
                                     ===========   ===========   ===========

Weighted Average Number of Shares      2,724,250     1,023,000     1,048,917
                                     ===========   ===========   ===========

See accompanying notes to Financial Statements.

CONSOLIDATED ENERGY Inc
(formerly Barbecue Capital Corp - A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2002 and 2001

                                                                       Deficit
                                                                      Accumulated
                                    Common Stock                       During the
                                                       Additional Paid Development
                               Shares        Amount       In Capital      Period        Total
                             -----------   -----------   -----------   -----------   -----------
Inception, Dec 18, 1996                -  $          -  $          -  $          -  $          -

Common stock issued for
 cash at $.02 per share          500,000           500         9,500                      10,000

Net loss from inception
 on Dec 18, 1996 through
 December 31, 1996                                                               -             -
                             -----------   -----------   -----------   -----------   -----------
Balance December 31, 1996        500,000           500         9,500             -        10,000

Net loss for the year ended
 Dec 31 1997                                                                  (458)         (458)
                             -----------   -----------   -----------   -----------   -----------
Balance December 31, 1997        500,000           500         9,500          (458)        9,542

Common Stock issued for
 cash at $.10 per share          523,000           523        51,777                      52,300

Stock Offering Costs                                         (10,906)                    (10,906)

Net loss for the year
 ended Dec 31 1998                                                         (13,186)      (13,186)
                             -----------   -----------   -----------   -----------   -----------
Balance December 31, 1998      1,023,000         1,023        50,371       (13,644)       37,750

Net loss for the year ended
 Dec 31 1999                                                               (30,724)      (30,724)
                             -----------   -----------   -----------   -----------   -----------
Balance December 31, 1999      1,023,000         1,023        50,371       (44,368)        7,026

Net loss for the year ended
 Dec 31 2000                                                               (11,918)      (11,918)
                             -----------   -----------   -----------   -----------   -----------
Balance December 31, 2000      1,023,000         1,023        50,371       (56,286)       (4,892)
Net (Loss)                                                                 (17,947)      (17,947)
                             -----------   -----------   -----------   -----------   -----------
Balance December 31, 2001      1,023,000         1,023        50,371       (74,233)      (22,839)

Shares Issued for
 S-8 Filings                   1,645,000         1,645       162,855                     164,500

Debt Assumed by
 Former Owners                                                50,576                      50,576

Net (Loss)                                                                (211,010)     (211,010)
                             -----------   -----------   -----------   -----------   -----------
Balance December 31, 2002      2,668,000  $      2,668  $    263,802  $   (285,243) $    (18,773)
                             ===========   ===========   ===========   ===========   ===========

See accompanying notes to Financial Statements.

CONSOLIDATED ENERGY Inc
(formerly Barbecue Capital Corp - A Development Stage Company)
Statement of Cash Flows
                                                              From Inception
                                      For the Years Ended     (Dec 18, 1996)
                                           December 31            through
                                        2002          2001      Dec 31, 2002
                                     -----------   -----------   -----------
Cash Flows from Operating Activities:
 Net Income (Loss)                  $   (211,010) $    (17,947) $   (285,243)
 Amortization Expense                          -             -           495
 Disposal of Prototype                         -             -         1,500
 Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided by
 Operating Activities:
  Stock Issued for Services              164,500             -       164,500
 (Decrease) Increase in Accounts
  Payable and Related Party Payable       (4,065)       17,947        18,774
                                     -----------   -----------   -----------
   Net Cash Provided (Used by)
    Operating Activities            $    (50,575) $          -  $    (99,974)
                                     -----------   -----------   -----------
Cash Flows from Investing Activities:
 Development of Prototype                      -             -        (1,500)
 Organization Costs Incurred                   -             -          (495)
 Purchases of Property, Plant and
  Equipment, net                               -             -             -
                                     -----------   -----------   -----------
   Net Cash Provided (Used by)
    Operating Activities            $          -  $          -  $     (1,995)
                                     -----------   -----------   -----------
Cash Flows from Financing
 Activities:
 Stock Offering Costs                          -             -       (10,906)
 Issuance of Common Stock for Cash             -             -        62,300
 Additional Paid-in-Capital               50,575             -        50,575
                                     -----------   -----------   -----------
   Net Cash Provided (Used by)
    Financing Activities            $     50,575  $          -  $    101,969
                                     -----------   -----------   -----------
Net Increase (Decrease) in Cash     $          -  $          -  $          -

Cash, Beginning of period                      -             -             -
                                     -----------   -----------   -----------
Cash, End of period                 $          -  $          -  $          -
                                     ===========   ===========   ===========

Supplemental Disclosure of
 Cash Flow Information
 Cash Paid During the Year for:
  Interest                          $          -  $          -  $          -
                                     ===========   ===========   ===========
  Income Taxes                      $          -  $          -  $          -
                                     ===========   ===========   ===========
  Stock Issued for Services         $    164,500  $          -  $    169,391
                                     ===========   ===========   ===========

See accompanying notes to Financial Statements.

Consolidated Energy Inc.
(formerly Barbeque Capital Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 1 _   ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated in Nevada on December 18, 1996, to engage in the manufacturing and distribution of commercial size barbeques for individual, groups, and restaurant use. On October 14, 2002 the  Registrant  effected a change in its domicile from Nevada to Wyoming and a change in its name from
Barbeque  Capital Corp. to Consolidated  Energy,  Inc. ("Consolidated") by
entering into an Agreement and Plan of Reincorporation and Merger (the
"Agreement") with Consolidated, its wholly_owned subsidiary.  Under  the terms  of  the  Agreement  all  outstanding  shares of the Nevada corporation  were converted to shares of the Wyoming corporation. After two seasonal business cycles of trying to develop a market for the Company's barbecues,  management of the Company determined that without significant additional funding, the Company would not be able to compete in the barbecue business.  Accordingly, after several unsuccessful attempts to obtain additional capital, the Company determined that it was in the Company's and it's shareholders best interest to cease the barbecue business and search for alternative business while the Company was still solvent.

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

NOTE 2 _   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year end.

b. Income Taxes

At December 31, 2002, the Company had net operating loss carryforwards of approximately $74,000 that may be offset against future taxable income through 2021.  No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Deferred tax assets (liabilities) are comprised of the following:

                                                   For the Years Ended
                                                      December 31,
                                                 _________________________
                                                  2001               2000
                                                __________      ___________

Income tax benefit at statutory rate           $    71,743     $      6,460
Change in valuation allowance                      (71,743)          (6,460)
                                                __________      ___________
                                               $         _     $          _
                                                ==========      ===========

Consolidated Energy Inc.
(formerly Barbeque Capital Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 2 _  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                For the Years Ended
                                                      December 31,
                                                 2001             2000
                                              ___________      ____________

Income tax benefit at statutory rate         $     27,849     $      21,389
Change in valuation allowance                     (27,849)          (21,389)
                                              -----------      ------------
                                             $          _     $           _

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

e.  Basic Loss Per Share
                                                For the Years Ended
                                                      December 31,
                                                 2001             2000
                                              ___________      ____________
Numerator: Net loss                          $    (17,947)    $     (17,947)
Denominator: (weighted average number
 of shares outstanding)                         2,724,250         1,023,000
Basic loss per share                         $     (0.073)    $      (0.015)

Consolidated Energy Inc.
(formerly Barbeque Capital Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Share (Continued)

Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

f.  Revenue Recognition

A revenue recognition policy will be established when planned principal operations commence.

g.  Newly Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30,
"Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions", for the disposal of a segment of a business. The
Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections". SFAS No. 145  requires  the  classification  of gains and losses  from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the
Results of Operations, Reporting the Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual, and Infrequently Occurring Events and
Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally,  SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback  transactions.  These lease provisions  are effective for transactions occurring after May 15, 2002. The
Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

Consolidated Energy Inc.
(formerly Barbeque Capital Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002 and 2001

NOTE 2 _ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Newly Issued Accounting Pronouncements (Continued)

In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues
Task Force Issue No. 94-3, "Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.
Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.
SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

NOTE 3 _     GOING CONCERN

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

NOTE 4 _     STOCK TRANSACTIONS

On September 26, 2002 Jeff Holmes, President and Director of the Registrant
sold 500,000  shares of common stock to Barbara  Lechler.  Ms. Lechler paid
$150,000  for these shares from her personal  funds.  The shares  represent
48.9% of the  outstanding  shares  of the registrant  and the  transaction resulted in a change of control from Mr. Holmes to Ms. Lechler.

On October 24, 2002, the Company filed an S_8 offering registration with the
Security and Exchange Commission whereby 2,000,000 shares of the Company's common stock. As of December 31, 2002 a total of 1,645,000 shares were issues as consulting fees and valued at a total of $164,500.

NOTE 5 _  SUBSEQUENT EVENTS

The Company has three acquisitions in progress with Saudi American Minerals
Inc., Eastern Consolidated Energy, Inc, and Makaira Industries, Inc..
Management is involved in discussions to complete the transactions.