Form 10QSB
period 2003-03-31
CONSOLIDATED ENERGY INC
filed 2003-05-14
CIK 1061985

   SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934

                    For the Quarter Ended: March 31, 2003

[ ]  Transition Report Under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934

          For the Transition Period from _____________ to ____________

                         Commission File Number 0-25951
                                     -------
                            CONSOLIDATED ENERGY INC.
                        (formerly Barbecue Capital Corp)
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)
         Nevada                                          86-0852222
-------------------------------              --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

   9900 West Sample Road - Suite 300, Coral Springs, Florida       33065
   --------------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (954) 755-6620
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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         4,183,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 12, 2003

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

                           CONSOLIDATED ENERGY INC.
                       (A Development Stage Company)
                              Balance Sheets
    (Unaudited)

                                ASSETS

                                             March 31      December 31,
                                               2003            2002
                                            -----------     -----------
CURRENT ASSETS

  Cash                                      $        -      $        -
                                            -----------     -----------
Total Current Assets                                 -               -
                                            -----------     -----------
TOTAL ASSETS                                $        -      $        -
                                            ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                          $    18,773     $  18,773
                                            ------------    ----------
     TOTAL LIABILITIES                           18,773        18,773
                                            ------------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value,
 authorized 50,000,000  shares;
 4,183,000  and 2,668,000 shares
 issued and outstanding                           4,183         2,668
Additional paid-in capital                      338,037       263,802
Deficit accumulated during the development
 stage                                         (360,993)     (285,285)
                                             -----------     ---------

Total Stockholders= Equity (Deficit)            (18,773)      (18,773)
                                             -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                            $       -       $      -
                                             ===========     =========

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                      From
                                                  Inception on
                               For the             December 18,
                         Three Months Ended       1996 Through
                              March 31,             March 31,
                         2003         2002            2003
                        ----------   ------        ------------

REVENUE                $     -      $    -           $     -

EXPENSES:
Consulting    75,750   238,250
Investor Relations      16,103
Legal and Professional      17,132
Other Expenses    1,768   89,508
   --------     -------           -------
Total Operating
Expenses                 75,750       1,768           360,993
                       --------     -------           --------

NET LOSS               $(75,750     $(1,768)        ($360,993)
                       =========    ========         =========

BASIC LOSS PER SHARE   $ (0.02)     $ (0.00)          $ (0.01)
                       =========    ========         =========

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                  Accumulated
                                 Common Stock      Additional      During the
                            ---------------------    Paid-In      Development
                             Shares        Amount     Capital          Stage  Total
                           ----------    ---------   ----------    -----------    -------
Inception,
 December 18, 1996              -        $       -     $      -       $      -     $     -
Common stock issued
 for cash at $.02 per share  500,000           500        9,500              -      10,000
Net loss from inception
 on December 18, 1996
 through December 31, 1996         -             -            -              -           -
                            --------     ---------    ---------     ----------     -------
Balance,
 December 31, 1996           500,000           500        9,500              -      10,000
Net loss for the year
 ended December 31, 1997           -             -            -           (458)      (458)
                            --------     ---------    ---------     ----------     -------
Balance,
 December 31, 1997           500,000           500        9,500          (458)      9,542
Common stock issued for
 cash at  $0.10 per share    523,000           523       51,777              -      52,300
Stock offering  costs              -             -      (10,906)             -     (10,906)
Net loss for the year
 ended December 31, 1998           -             -            -        (13,186)    (13,186)
                           ---------     ---------    ---------     ----------    --------
Balance,
 December 31, 1998         1,023,000         1,023       50,371        (13,644)     37,750
Net loss for the year
 ended December 31, 1999           -             -            -        (30,724)    (30,724)
                           ---------     ---------    ---------     ----------     -------
Balance,
 December 31, 1999         1,023,000         1,023      50,371         (44,368)      7,026
Net loss for the year
 ended  December 31, 2000          -             -            -        (11,918)    (11,918)
                           ---------     ---------    ---------     ----------    --------
Balance,
 December 31, 2000         1,023,000         1,023       50,371        (56,286)    (4,892)
Net Loss for the year
 ended December 31, 2001           -             -            -        (17,947)    (17,947)
                           ---------     ---------    ---------     ----------    --------
Balance,
 December 31, 2001         1,023,000         1,023       50,371        (74,233)    (22,839)

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

Shares Issued for S-8
    Filings           1,645,000         1,645      162,855             164,500

Debt Assumed by
    Former Owners                                          50,576                    50,576

Net loss for the year
 Ended December 31, 2002             -             -            -       (211,010)  (211,010)
                             ---------     ---------    ---------     ----------   --------
Balance, December 31, 2002
                             2,668,000      $  2,668    $ 263,802     $ (285,243)  (18,773)

Shares Issued for
    Services                 1,515,000         1,515       74,235                    75,750

Net loss of the three
    Month period ended
    March 31, 2003                   (75,750)  (75,750)
           ----------     ---------    ---------     -----------  ---------
    (Unaudited)              4,123,000         4,123      338,037       (360,993)  (18,773)
                           ===========     =========    =========     ===========  =========

  The accompanying notes are an integral part of these financial statements.

     CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              From
                                                  For the                 Inception on
                                              Three Months Ended           December 18,
                                                  March 31,               1996 Through
                                           ------------------------        March 31,
                                             2003            2002             2003
                                           ----------       --------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $ (75,750)     $ (1,768)         $(360,993)
Adjustments to reconcile net
 loss to net cash (used) by
 operating activities:
  Amortization expense                             -              -                 495
  Disposal of prototype                            -              -               1,500
  Shares Issued for Services                  75,750        -             240,250
Change is operating assets
 and liabilities:
  Increase (decrease) in
   accounts payable and accounts
   payable - related party                         -           1,768             18,774
                                          ----------     ----------         ----------
Net Cash (Used) by Operating
   Activities                                      -               -            (99,974)
                                          ----------      ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Development of prototype                          -               -             (1,500)
 Organization costs incurred                       -               -               (495)
                                          ----------      ----------         ----------

Net Cash Used by Investing
 Activities                                        -               -             (1,995)
                                          ----------      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock offering costs                              -               -            (10,906)
 Issuance of common stock for cash                 -               -             62,300
 Additional Paid-In-Capital                                                      50,575
                                          ----------      ----------         ----------
Net Cash Provided by
 Financing Activities                              -               -            101,969
                                          ----------      ----------         ----------
INCREASE (DECREASE) IN CASH                        -               -                  -
CASH AT BEGINNING OF PERIOD                        -               -                  -
                                          ----------      ----------         ----------
CASH AT END OF PERIOD                       $      -      $        -           $      -
                                          ==========      ==========         ==========
Cash Paid For:
 Interest                                   $      -      $        -           $      -
 Income taxes                               $      -      $        -           $      -
 Stock Issued for Services                  $ 75,750      $        -           $ 240,250

   The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS
The accompanying  financial statements have been prepared by the Company without audit. In the opinion of management,  all adjustments (which include only normal recurring  adjustments)  necessary  to present  fairly the  financial  position, results of operations  and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with accounting  principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that  these  condensed  financial  statements  be read in  conjunction  with the financial  statements and notes thereto  included in the Company's  December 31,
2002 audited financial  statements.  The results of operations for periods ended
March 31, 2003 and 2002 are not  necessarily  indicative  of the  operating results for the full years.

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

NOTE 3 - COMMON STOCK
During the quarter ended March 31, 2003, the Company issued 1,515,000 shares of its
Common stock for services to the Company. The value of the common stock was recorded at $75,750 and recorded as consulting fees.

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

Business of the Company
-----------------------
The Company was  incorporated  in Nevada on December 18, 1996, to engage in the  manufacture  and  distribution of commercial size barbecues for individual, groups,  and  restaurant  use. After two seasonal  business  cycles of trying to develop  a  market  for  the  Company's  barbecues,  management  of the  Company determined that without significant additional funding, the Company would not be

able  to  compete  in  the  barbecue   business.   Accordingly,   after  several
unsuccessful  attempts to obtain additional capital, the Company determined that it was in the Company's and its shareholders best interest to cease the barbecue business  and search for  alternative  businesses  while the  Company  was still solvent.  As part of that search for alternative businesses, in October 2002, majority shareholders of the Company approved a change in domicile from Nevada to
Wyoming and a change of name to Consolidated Energy, Inc.

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of March 31, 2003,  the Company had no assets and  liabilities  of
$18,773.  If the  Company  cannot  find a new  business,  it  will  have to seek additional  capital  either  through  the sale of its shares of common  stock or through  a loan  from its  officer.  The  Company  has incurred significant consulting expenses related to its search for alternative business opportunities as well as ongoing expenses  associated  with  maintaining  its  corporate  status  and professional  fees associated  with  accounting  and legal costs required to maintain its SEC filing obligations and corporate status.

     Management  anticipates  that the  Company  will incur additional expenses, including legal and accounting fees to locate and complete a merger or acquisition. At the present  time the  Company  does not have the  assets  to meet  these  financial requirements.  Additionally,  the Company  does not have  substantial  assets to entice potential  business  opportunities to enter into  transactions  with the Company.

     Since  inception the Company has not  generated  revenue and it is unlikely that any  revenue  will be  generated  until  the  Company  locates  a  business opportunity  with which to acquire or merge.  Management  of the Company is investigating various business opportunities. These efforts will cost the Company not only out of pocket expenses for its management but also expenses  associated with legal and accounting  cost. There can be no guarantee that the Company will receive  any  benefits from  the  efforts  of  management  to  locate  business opportunities.

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
The Company does intend to  reimburse  its  officers  and  directors  for out of pocket costs.

     Results of Operations
     ---------------------

     For the three months ended  March 31, 2003,  the Company had a net loss of $75,750 compared to a loss for the quarter ended  March 31, 2002, of $1,768.
The Company  anticipates  losses to remain at the present level until a business opportunity  is found.  The Company had no revenue  for the three  months  ended
March 31, 2003. The Company  does not  anticipate  any  revenue  until  it  locates  a new  business opportunity.

     In the quarter ended March 31, 2003, the Company issued an aggregate of 1,515,000 shares of its common stock to outside consultants for services rendered valued at
$75,750. Of these shares, 10,000 shares were issued pursuant to a previously filed registration statement on Form S-8.  The remaining 1,505,000 shares were issued were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities
Act and the regulations promulgated thereunder.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange
Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 1, 2003.

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

                                       CONSOLIDATED ENERGY INC.
                                       [Registrant]

Dated: May 13, 2003                By: /s/ David W. Guthrie
                                         -------------------------------
                                         David W. Guthrie, CEO, President,
                                         Chief Financial Officer, and Director

                              CERTIFICATIONS

I, David Guthrie, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls
subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                               /S/David Guthrie
                                                 Principal Executive Officer
                                                 Principal Financial Officer