Form 10QSB
period 2003-06-30
CONSOLIDATED ENERGY INC
filed 2003-08-14
CIK 1061985

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10_QSB

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934

                    For the Quarter Ended: June 30, 2003

[ ]  Transition Report Under Section 13 or 15(d) of the Securities  Exchange Act
     of 1934

          For the Transition Period from _____________ to ____________

                         Commission File Number 0_25951
                         ------------------------------

                            CONSOLIDATED ENERGY INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its charter)

         Nevada                                          86_0852222
_______________________________              __________________________
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

   9900 West Sample Road _ Suite 300, Coral Springs, Florida       33065
   ____________________________________________________________________
              (Address of principal executive offices and Zip Code)

                                 (954) 755_6620
              ____________________________________________________
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
        ___     ___          ___     ___

Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         4,183,000
________________________________                ____________________________
       Title of Class                           Number of Shares Outstanding
                                                as of August 8, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 2. Management's   Discussion  and  Analysis  of  Financial
        Condition and Results of  Operation................................10

Item 3. Controls and Procedures............................................13

 PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................13

Item 2. Changes in Securities..............................................13

Item 3. Default Upon Senior Securities.....................................13

Item 4. Submission of Matters to a Vote of Security Holders................13

Item 5. Other Information .................................................13

Item 6. Exhibits and Reports ..............................................13

Signatures ............................................................... 13

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

Consolidated Energy Inc.
Balance Sheets
Unaudited

                                                     June 30     December 31
                                                       2003          2002
                                                   -----------   -----------
ASSETS
Current Assets
 Cash                                             $          -  $          -
 Prepaid Expenses                                           82             -
                                                   -----------   -----------
   Total Current Assets                                     82             -
                                                   -----------   -----------
TOTAL ASSETS                                      $         82  $          -
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts Payable                                       55,103        18,773
                                                   -----------   -----------
TOTAL LIABILITIES                                       55,103        18,773
                                                   -----------   -----------
Shareholders' Deficit
 Common Stock                                            4,183         2,668
  50,000,000 authorized shares, par value $.001
  4,183,000 shares issued and outstanding
 Additional Paid-In-Capital                            338,037       263,802
 Accumulated Deficit during the Development Period    (397,241)     (285,243)
                                                   -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT                            (55,021)      (18,773)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $         82  $          -
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
Statements of Operations
(Unaudited)

                                Three Months Ended          Six Months Ended       From Inception
                                      June 30                     June 30          (Dec 18, 1996)
                                                                                       through
                                2003          2002          2003          2002      June 30, 2003
                             -----------   -----------   -----------   -----------   -----------
Revenues:
 Revenues                   $          -  $          -  $          -  $          -  $          -
                             -----------   -----------   -----------   -----------   -----------
                                       -             -             -             -             -
                             -----------   -----------   -----------   -----------   -----------
Expenses:
 Legal & Professional Fees        24,874             -        24,874             -        42,006
 Consulting Fees                  10,616                      86,366                     248,866
 Other Expenses                      758           559           758         2,327       106,369
                             -----------   -----------   -----------   -----------   -----------
                                  36,248           559       111,998         2,327       397,241
                             -----------   -----------   -----------   -----------   -----------
Loss before Taxes                (36,248)         (559)     (111,998)       (2,327)     (397,241)

Provision for Income Taxes:
Income Tax                             -             -             -             -             -
                             -----------   -----------   -----------   -----------   -----------
Net Income (Loss)           $    (36,248) $       (559) $   (111,998) $     (2,327) $   (397,241)
                             ===========   ===========   ===========   ===========   ===========
Basic and Diluted Earnings
 Per Common Share                (0.0087)      (0.0005)      (0.0268)      (0.0023)      (0.1538)
                             ===========   ===========   ===========   ===========   ===========
Weighted Average number of
 Common Shares used in per
 share calculations            4,183,000     1,023,000     4,183,000     1,023,000     2,583,000
                             ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED ENERGY INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

                                                                     Deficit
                                                                  Accumulated
                                 Common Stock      Additional      During the
                            _____________________    Paid_In      Development
                             Shares        Amount     Capital          Stage       Total
                           __________    _________   __________    ___________    _______

Inception,
 December 18, 1996              _        $       _     $      _       $      _   $      _
Common stock issued
 for cash at $.02 per share  500,000           500        9,500              _     10,000
Net loss from inception
 on December 18, 1996
 through December 31, 1996         _             _            _              _          _
                            ________     _________    _________     __________    _______
Balance,
 December 31, 1996          500,000            500        9,500              _     10,000
Net loss for the year
 ended December 31, 1997           _             _            _           (458)      (458)
                            ________     _________    _________     __________    _______
Balance,
 December 31, 1997           500,000           500        9,500           (458)     9,542
Common stock issued for
 cash at  $0.10 per share    523,000           523       51,777              _     52,300
Stock offering  costs              _             _      (10,906)             _    (10,906)
Net loss for the year
 ended December 31, 1998           _             _            _        (13,186)   (13,186)
                           _________     _________    _________     __________   ________
Balance,
 December 31, 1998         1,023,000         1,023       50,371        (13,644)    37,750
Net loss for the year
 ended December 31, 1999           _             _            _        (30,724)   (30,724)
                           _________     _________    _________     __________    _______
Balance,
 December 31, 1999         1,023,000         1,023      50,371         (44,368)     7,026
Net loss for the year
 ended  December 31, 2000          _             _            _        (11,918)   (11,918)
                           _________     _________    _________     __________   ________
Balance,
 December 31, 2000         1,023,000         1,023       50,371        (56,286)    (4,892)
Net Loss for the year
 ended December 31, 2001           _             _            _        (17,947)   (17,947)
                           _________     _________    _________     __________   ________
Balance,
 December 31, 2001         1,023,000         1,023       50,371        (74,233)   (22,839)
                           ---------     ---------    ---------     ----------   --------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED ENERGY INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

                                                                     Deficit
                                                                  Accumulated
                                 Common Stock      Additional      During the
                            _____________________    Paid_In      Development
                             Shares        Amount     Capital          Stage       Total
                           __________    _________   __________    ___________    _______
Balance,
 December 31, 2001         1,023,000         1,023       50,371        (74,233)   (22,839)

Shares Issued for S_8
    Filings                1,645,000         1,645      162,855                   164,500

Debt Assumed by
    Former Owners                                        50,576                    50,576

Net loss for the year
 Ended December 31, 2002           _             _            _      (211,010)   (211,010)
                           _________     _________    _________     _________    ________
Balance,
 December 31, 2002         2,668,000         2,668      263,802      (285,243)    (18,773)

Shares Issued for
    Services              1,515,000         1,515       74,235                     75,750

Net loss of the period
 ended June 30, 2003                                                  (111,998)  (111,998)
                          __________     _________   _________     ___________  _________
Balance June 30, 2003      4,123,000    $    4,123  $  338,037    $   (360,993)$ (18,773)
                         ===========     =========   =========     ===========  =========

The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
Statement of Cash Flows
(Unaudited)
                                                              From Inception
                                       Six Months Ended       (Dec 18, 1996)
                                     June 30        June 30       through
                                      2003           2002      June 30, 2003
                                  ------------   ------------   ------------
Cash Flows from
 Operating Activities:
 Net Income (Loss)               $    (111,998) $      (2,327) $    (397,241)

 Adjustments to reconcile net
  loss to net cash provided
 (used) to operating activities:
  Shares Issued for Services           75,750                        245,141
  Prepaid Expenses                        (82)                           (82)
  Increase (Decrease) in
   Working Capital                     36,330           2,327        152,182
                                  ------------   ------------   ------------
   Total Adjustments                   111,998          2,327        397,241
                                  ------------   ------------   ------------
     Net Cash Used in
      Operating Activities                   -              -              -
                                  ------------   ------------   ------------

Cash Flows from Investing
 Activities:
     Net Cash Used in
      Investing Activities                   -              -              -
                                  ------------   ------------   ------------

Cash Flows from Financing
 Activities:
     Net Cash Provided for
      Financing Activities                   -              -              -
                                  ------------   ------------   ------------
Net Increase (Decrease) in Cash              -              -              -

Cash Balance,  Begin Period                  -              -              -
                                  ------------   ------------   ------------
Cash Balance,  End Period        $           -  $           -  $           -
                                  ============   ============   ============

Supplemental Disclosures:
 Cash Paid for interest          $           -  $           -  $           -
 Cash Paid for income taxes      $           -  $           -  $           -

The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 _ CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial  position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements.  The results of operations for periods ended June 30, 2003 and 2002 are not necessarily indicative of the  operating results for the full years.

NOTE 2 _ GOING CONCERN

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

NOTE 3 _ COMMON STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD_LOOKING STATEMENTS
_________________________________________________
This periodic report contains certain forward_looking statements within the meaning of the Private Securities  Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies  or synergies, competitive  positions,  growth  opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward_looking statements."

Business of the Company
_______________________
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

CURRENT BUSINESS
----------------
The Company has been seeking a business opportunity to enter including the possibility of an acquisition or merger with an existing operating business. The Company has not restricted its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

In June, the Company signed a definitive agreement with Saudi American Minerals Inc. ("SAMI")
to acquire 100% ownership of SAMI with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC.  The acquisition of SAMI will be accomplished with a stock exchange of two CEI shares for three SAMI shares.  The total number of SAM shares owned and outstanding was 17,914,937.  The total number of CEI shares used to obtain all of the SAMI shares is 11,922,956.  The acquisition shall have the effect of transferring to CEI Holdings, a wholly owned subsidiary of the Company, one hundred percent (100%) of the ownership and rights to the items owned by or assigned to SAMI.  This includes a USA patent #6,447,559 issued on September 10th of 2002 for so-called clean coal technology.  The Company is currently assembling a registration statement on Form S-4 which will, when effective, register the shares to be issued to SAMI to complete this transaction. The Company intends to file this registration statement with the SEC as soon as possible.

The aforementioned acquisition will allow the Company to pursue a global market which is in need of a technology that can provide for an environmentally clean fuel from the world's vast resource of unclean, run of mine coal.  The Company believes that the need for such a technology could be applied to large amounts of low rank coal.  This technology may enable power producers, industry and domestic markets to utilize coal for their particular needs in an environmentally benign manner.

The technology is a process for treating coal to enhance its rank, wherein the temperature of the material is gradually increased in a controlled set of atmospheres, to allow for the reduction of surface and inherent moisture and the controlled reduction of volatile matter while maintaining the coal's natural structural integrity. The process reduces the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

Prior tests have proven the effectiveness of the technology in the laboratory on a bench-sized model.
The Company has scheduled more tests to be conducted during the third quarter of 2003.  The Company is currently in the process of applying for US government grant money to help fund a pilot scale commercial facility.  This pilot scale facility would be capable of supplying a small to medium sized power production
facility.   The facility would also allow the Company to display the effectiveness of the technology on a commercial scale.  This display would then be used to show power producers around the world, how they could implement this technology to cost affectively depend upon the most abundant fuel resource on earth.  CEI would seek licensing agreements with interested power producers, those with commercial applications and governments with domestic needs.

The Company has estimated the costs of the acquisition to be approximately $50,000. Management intends to fund the cost of the acquisition via loan/debenture agreements. The acquisition will be complete upon receiving an effective date on the registration statement on Form S-4 to be filed with the SEC.

Although the SAMI transaction is a primary focus of the Company, management is continuing to look at other possible business combinations and acquisitions.  The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it has been and may continue to be difficult to find good opportunities. There can be no assurance that the
Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company does not yet have a specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the
Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. The Company has had to rely on loans from stockholders and stock sales to fund its operations.

Results of Operations for the three and six months ended June 30, 2003 compared to June 30, 2002
__________________________________________________________________________
Since inception the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company is investigating various business opportunities. These efforts will cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

The Company had no revenues for the three and six months ended June 30, 2003. The Company does not anticipate any revenue until it locates a new business opportunity. For the three months and six months ended June 30, 2003, the Company had a total expenses of $36,248 and $111,998, respectively, compared to total expenses for the three and six months ended June 30, 2002, of $559 and $2,327. The increase in losses for fiscal 2003 reflects consulting, legal and professional fees in connection with the active search for a business opportunity. The Company anticipates losses to remain at the present level until a business opportunity is found.

Liquidity and Capital Resources
_______________________________
As of June 30, 2003, the Company had assets of $82 and liabilities of $55,103. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer. The Company has incurred significant consulting expenses related to its search for alternative business opportunities as well as ongoing expenses associated with maintaining its corporate status and professional fees associated with accounting and legal costs required to maintain its SEC filing obligations and corporate status.

Management anticipates that the Company will incur additional expenses, including legal and accounting fees to locate and complete a merger or acquisition. At the present time the
Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive and principal financial officer believes our disclosure controls and procedures (as defined in Sections 13a_14(c) and 15d_14(c)
of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 1, 2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II _ OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8_K

(a) Exhibits.

31     31     Certification This Filing

32     32     Certification Pursuant to 1350 This Filing

(b) Reports on Form 8_K.
  ____________________
  None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONSOLIDATED ENERGY INC.
                                           [Registrant]

Dated: August 14, 2003                By: /s/ David W. Guthrie
                                      _________________________
                                      David W. Guthrie, CEO, President,
                                      Chief Financial Officer, and Director