Form 10QSB
period 2003-09-30
CONSOLIDATED ENERGY INC
filed 2003-11-14
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
Act
     of 1934

                    For the Quarter Ended: September 30, 2003

[ ]  Transition Report Under Section 13 or 15(d) of the Securities  Exchange
Act
     of 1934

          For the Transition Period from _____________ to ____________

                         Commission File Number 0-25951
                                                -------
                            CONSOLIDATED ENERGY INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Nevada                                          86-0852222
-------------------------------              --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

   9900 West Sample Road - Suite 300, Coral Springs, Florida       33065
   --------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

(1) Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         7,283,000
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of October 21, 2003

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

Consolidated Energy Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                September 30,   December 31,
                                                  2003            2002
                                                ------------    ------------
Assets
Current Assets:
Cash                                           $      35,295   $           -
Accounts Receivables                                  68,590               -
Other Current Assets                                  63,375               -
                                                ------------    ------------
Total Current Assets                                 167,260               -

Fixed Assets:
Lease Cost Warfield                                4,010,023               -
Equipment, net of depreciation                     1,121,216               -
                                                ------------    ------------
Total Fixed Assets                                 5,131,239               -
Other Assets:
Deferred Royalty                                     507,358               -
Prepaid Royalty and Mining Permits                   112,857               -
                                                ------------    ------------
Total Other Assets                                   620,215               -

Total Assets                                   $   5,918,714   $           -
                                                ============    ============
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses          $     319,256   $      18,773
Notes Payable                                        332,000               -
                                                ------------    ------------
Total Current Liabilities                            651,256          18,773

Long-Term Liabilities:
Notes Payable                                      2,076,045               -
Convertible Debentures                               434,400               -
                                                ------------    ------------
Total Long-Term Liabilities                        2,510,445               -
Total Liabilities                                  3,161,701          18,773

Commitments and Contingencies                              -               -

Stockholders' Equity
Common Stock                                           7,283           2,668
 50,000,000 authorized shares, par value $.001
 7,283,000 shares issued and outstanding
Additional Paid-in-Capital                         3,434,937         263,802
Accumulated Surplus                                 (685,207)       (285,243)
                                                ------------    ------------
Total Stockholders' Equity (Deficit)               2,757,013         (18,773)
                                                ------------    ------------
Total Liabilities and Stockholders' Equity     $   5,918,714   $           -
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
(A Development Stage Company)
Consolidated Statement of Operations

                                                                                                  From Inception
                                                   For the Three                For the Nine      (Dec 18, 1996)
                                                    Months Ended                Months Ended             to
                                           Sept 30, 2003 Sept 30, 2002 Sept 30, 2003 Sept 30, 2002 Sept 30, 2003
                                            -----------   -----------   -----------   -----------   -----------
Revenues:
Revenues                                   $     83,109  $          -  $     83,109  $          -  $     83,109
                                            -----------   -----------   -----------   -----------   -----------
Total Revenues                                   83,109             -        83,109             -        83,109

Cost of Revenues:
Cost of Revenues                                154,110             -       154,110             -       165,936
                                            -----------   -----------   -----------   -----------   -----------
Gross Profit                                    (71,001)            -       (71,001)            -       (82,827)

Expenses:
Legal & Professional Fees                       112,607             -       137,481             -       154,613
Consulting Fees                                  30,820             -       117,186             -       279,686
Depreciation & Amortization                      28,108             -        28,108             -        28,108
Other Expenses                                   34,737           559        35,538         2,327       129,323
                                            -----------   -----------   -----------   -----------   -----------
                                                206,272           559       318,313         2,327       591,730


Net Income from Operations                     (277,273)         (559)     (389,314)       (2,327)     (674,557)
                                            -----------   -----------   -----------   -----------   -----------
Other Expenses:
Interest Expenses                               (10,650)            -       (10,650)            -       (10,650)
                                            -----------   -----------   -----------   -----------   -----------
Provision for Income Taxes:
 Income Tax Benefit (Expense)                         -             -             -             -             -
                                            -----------   -----------   -----------   -----------   -----------
Net Income (Loss)                          $   (287,923) $       (559) $   (399,964) $     (2,327) $   (685,207)
                                            ===========   ===========   ===========   ===========   ===========

Basic and Diluted Earnings Per
 Common Share                              $      (0.06)        (0.00)        (0.09)        (0.00)        (0.27)
                                            ===========   ===========   ===========   ===========   ===========
Weighted Average number of Common Shares
 used in per share calculations               5,216,333     1,023,000     4,527,444     1,023,000     2,583,000
                                            ===========   ===========   ===========   ===========   ===========




The accompanying notes are an integral part of these financial statements.

CONSOLIDATED ENERGY Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                                                       Deficit
                                                                                      Accumulated
                                                                        Additional    During the
                                                  Common Stock            Paid-In     Development
                                              Shares         Amount       Capital       Period         Total
                                            -----------   -----------   -----------   -----------   -----------
Inception, December 18, 1996               $          -  $          -  $          -  $          -  $          -

Common stock issued for cash
 at $.02 per share                              500,000           500         9,500             -        10,000

Net loss from inception on Dec 18, 1996
 through December 31, 1996                            -             -             -             -            -
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 1996                       500,000           500         9,500             -        10,000

Net loss for the year ended Dec 31 1997               -             -             -          (458)         (458)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 1997                       500,000           500         9,500          (458)        9,542

Common Stock issued for cash at
 $.10 per share                                 523,000           523        51,777             -        52,300

Stock Offering Costs                                  -             -       (10,906)            -       (10,906)

Net loss for the year ended Dec 31 1998               -             -             -       (13,186)      (13,186)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 1998                     1,023,000         1,023        50,371       (13,644)       37,750

Net loss for the year ended Dec 31 1999               -             -             -       (30,724)      (30,724)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 1999                     1,023,000         1,023        50,371       (44,368)       (6,160)

Net loss for the year ended Dec 31 2000               -             -             -       (11,918)      (11,918)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 2000                     1,023,000         1,023        50,371       (56,286)       (4,892)

Net (Loss)                                            -             -             -       (17,947)      (17,947)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 2001                     1,023,000         1,023        50,371       (74,233)      (22,839)

Shares Issued for S-8 Filings                 1,645,000         1,645       162,855             -       164,500

Debt Assumed by Former Owners                         -             -             -        50,576        50,576

Net (Loss)                                            -             -             -      (211,010)     (211,010)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 2002                     2,668,000         2,668       263,802      (285,243)      (18,773)

Shares Issued for Services                    1,615,000         1,615       174,135             -       175,750

Shares Issued for Acquisition                 3,000,000         3,000     2,997,000             -     3,000,000

Net (Loss)                                            -             -             -      (399,964)     (399,964)
                                            -----------   -----------   -----------   -----------   -----------
Balance September 30, 2003                    7,283,000  $      7,283  $  3,434,937  $   (685,207) $  2,757,013
                                            ===========   ===========   ===========   ===========   ===========



The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
(formerly Barbecue Capital Corp - A Development Stage Company)
Comsolidated Statement of Cashflows

                                                                                   From Inception
                                                            Nine Months Ended      (Dec 18, 1996)
                                                           Sep 30       Sep 30        through
                                                            2003         2002       Sep 30, 2003
                                                        -----------   -----------   -----------
Cash Flows from Operating Activities:
Net Income (Loss)                                      $   (399,964) $     (2,327) $   (685,207)
Adjustments to reconcile net loss to net cash
 provided (used) to operating activities:
 Depreciation & Amortization                                 28,108             -        28,108
 Stock Issued for Services                                  175,750             -       345,141
 Prepaid Expenses                                                 -             -           (82)
 Accrued Interest                                            10,650             -        88,445
 Accounts Payable                                            24,734         2,327         2,327
                                                        -----------   -----------   -----------
Net Cash Used in Operating Activities                      (160,722)            -      (221,268)
                                                        -----------   -----------   -----------
Cash Flows from Investing Activities:
Fixed Assets                                                      -             -             -
                                                        -----------   -----------   -----------
Net Cash Used in Investing Activities                             -             -             -
                                                        -----------   -----------   -----------
Cash Flows from Financing Activities:

Notes Payable                                               180,021             -       180,021
                                                        -----------   -----------   -----------
Net Cash Provided for Financing Activities                  180,021             -       180,021
                                                        -----------   -----------   -----------
Net Increase (Decrease) in Cash                              19,299             -       (41,247)

Cash Balance,  Beginning of Period                                -             -             -
                                                        -----------   -----------   -----------
Cash Balance,  End of Period                           $     35,295  $          -  $     34,797
                                                        ===========   ===========   ===========

Supplemental Disclosures:
 Cash Paid for interest                                $          -  $          -  $          -
 Cash Paid for income taxes                            $          -  $          -  $          -
 Stock Issued for Services                             $    175,750  $          -  $    345,141



The accompanying notes are an integral part of these financial statements.

                            CONSOLIDATED ENERGY INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS
The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - COMMON STOCK
During the quarter ended September 30, 2003, the Company issued 100,000 shares of its Common stock for services to the Company. The value of the common stock was recorded at $100,000 and recorded as consulting and legal and professional fees.

NOTE 4 - ACQUISITION
On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern.

Eastern's assets acquired by the Company include a coal lease in Martin County, Kentucky that has been developed and is ready for coal mining operations. The mine itself is known as the Warfield mine. The mining equipment was delivered to the site the last week of August 2003 and Eastern started mining in the first of three sections on September 3, 2003. The Company plans to expand mining operations to the remaining sections in the first and second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Business of the Company
-----------------------
The Company was incorporated in Nevada on December 18, 1996, to engage in the manufacture and distribution of commercial size barbecues for individual, groups, and restaurant use. After two seasonal business cycles of trying to develop a market for the Company's barbecues, the Company ceased business operations and began looking for alternative businesses. In October 2002, majority shareholders of the Company approved a change in domicile from Nevada to Wyoming and a change of name to Consolidated Energy, Inc.

Current Business
----------------
The Company has been seeking a business opportunity to enter including the possibility of an acquisition or merger with an existing operating business. On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern. Eastern's assets acquired by the Company include a coal lease in Martin County, Kentucky that has been developed and is ready for coal mining operations. The mine itself is known as the Warfield mine. The mining equipment was delivered to the site the last week of August 2003 and mining operations started in the first of three sections in September 2003.

Eastern is being operated as a wholly-owned subsidiary of the Company. The results of operations below reflect the financial condition of the combined entity, including the operations of the subsidiary. Because neither the Company nor Eastern had any operations prior to June 2003, the comparison of prior year periods is not relevant to the discussion of operations.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
For the period ended September 30, 2003
---------------------------------------
For the period ended September 30, 2003, the Company had revenues of $83,109 with cost of revenues of $154,110, for a loss of $71,001. Expenses for the nine months ended September 30, 2003 totaled $318,313, including $137,481 in legal and professional fees, $117,186 in consulting fees, $28,108 in depreciation and amortization and $35,538 in other expenses.

Including interest expense of $10,650, the Company reported a net loss from operations of $399,964, or $.09 per share based on a weighted average of 4,527,444 common shares.

Mining operations are conducted through the Company's subsidiary, Eastern.
The first 90 days associated with the mining operations consisted of making the mine ready, interviewing and hiring employees and establishing vendors, receiving mining consumables, and other start up activities. The current mining operation consist of one small continuous miner which is being operated 8 hours per day, 5 days a week. This miner is in what is called the Alma seam. Eastern plans to introduce a second shift by the end of November, 2003. This second shift will add double the current hours of production in the Alma seam to 80 hours per week. Management estimates that these 80 hours of production will produce approximately 1,000 tons of coal per day.

Eastern plans to begin to operate a second section in the Alma seam by the end of June 2004. Management plans to operate this second section 80 hours per week, also. Management estimates that this second section will also produce approximately 1,000 tons of coal per day. Management expects all of the production that comes from both mining sections will be sold to Progress Fuels, Inc., a division of North Carolina Power, through a purchase order between Eastern and Progressive to purchase up to 30,000 tons of coal per month.

Management hopes to increase revenues over the next twelve months through an increase in mining activities. Operating expenses are expected to increase as well through increased payroll. This anticipated increase in payroll is associated with the addition of a second shift in the Alma seam and the addition of a second mining section. There will also be in increase in mining consumables, including replacement parts, equipment and utilities, due to increased production activities.

Liquidity and Capital Resources
-------------------------------
To date, the Company has funded operations through the issuance of notes payable and convertible debentures. The Company has also issued stock for services in lieu of cash.

At September 30, 2003, the Company had current assets of $167,260, consisting of $35,295 cash, $68,590 in accounts receivable and $63,375 in other assets. The Company had current liabilities of $651,256, consisting of $319,256 in accounts payable and accrued expenses and $332,000 in notes payable, for a working capital deficit of $483,996. The Company intends to address this working capital deficit and fund operations by issuing additional convertible debentures that the Company must retire or to convert to stock within 12 months.

At September 30, 2003, the Company had fixed assets of $5,131,239 consisting of the Warfield Mine lease and equipment (net of depreciation). The Company had other assets of $620,215, consisting of deferred royalty and prepaid royalty and mining permits. The Company had long-term liabilities of $2,510,445 consisting of $2,076,045 in notes payable and $434,400 in convertible debentures.

Most of the above liabilities were incurred as a result of mining start up. Mining start up consists of mine preparations costs, equipment purchases, shop building costs, engineering costs, workman's compensation deposit, parts and supplies inventory and prepaid royalty costs. $995,358 of the long term debt is being paid under a royalty payment plan. Management anticipates that this debt should be paid off within twenty four months. $528,402 of long term debt was incurred as a result of equipment acquisition. This debt is being retired with monthly payments. Management expects that the remaining $552,285 of long term debt will be paid out of increased revenues and/or additional convertible debentures. The Company has $434,000 in convertible debentures that can be paid off with cash in February 2004, or these debentures will convert to stock in May 2004.

Management intends to retire the short term debt through revenues generated by increase production from; (1) adding shifts to the existing Alma seam mining operation; and (2) opening an additional mining section within the same Alma seam.

For the period ended September 30, 2003, cash flows used by operating activities totaled $160,722. Cash provided by financing activities totaled $180,021 for proceeds from notes payable.

In addition to the liabilities associated with the acquisition of mining operations, the Company has incurred significant consulting expenses related to its search for alternative business opportunities as well as ongoing expenses associated with maintaining its corporate status and professional fees associated with accounting and legal costs required to maintain its SEC filing obligations and corporate status. The Company's revenues are not sufficient to cover its operating costs, therefore there is substantial doubt about its ability to continue as a going concern. Management's plans to address this problem include the increase in production activities discussed above, and:

1. Issuing additional convertible debentures that the company may not retire earlier than 9 months but is obligated to retire or to convert to stock within 12 months;

2. Developing an arrangement with others that will allow Eastern to collect royalty payments for mining operations conducted on reserves that are contiguous with Eastern's reserves; and

3. Signing sub-leases for coal reserves controlled by Eastern for which Eastern expects to receive royalty payments when these reserves are mined and sold.

However, as of September 30, 2003, no definitive agreements for such debentures, royalty payments or sub-leases have been finalized.

Merger with Saudi American Minerals, Inc.
-----------------------------------------
In June, the Company signed a definitive agreement with Saudi American Minerals Inc. ("SAMI") to acquire 100% ownership of SAMI with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC. The acquisition of SAMI will be accomplished with a stock exchange of two CEI shares for three SAMI shares. The total number of SAMI shares owned and outstanding was 17,914,937. The total number of CEI shares used to obtain all of the SAMI shares is 11,922,956. The acquisition will have the effect of transferring to CEI Holdings, a wholly owned subsidiary of the Company, one hundred percent (100%) of the ownership and rights to the items owned by or assigned to SAMI. This includes a USA patent #6,447,559 issued on September 10th of 2002 for so-called clean coal technology. The Company is currently assembling a registration statement on Form S-4 which will, when effective, register the shares to be issued to SAMI to complete this transaction. The Company intends to file this registration statement with the SEC as soon as possible.

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

Although the Eastern coal mining operations and the SAMI transaction are the primary focus of the Company, management is continuing to look at other possible business combinations and acquisitions. As the Company has only limited resources, it has been and may continue to be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officer believes that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company announced that a lawsuit was filed on August 01, 2003 in Broward County Circuit Court by Scott Alan Salomon, an attorney located at The Walk in Coral Springs, Florida. This is an effort by Consolidated Energy, Inc. to recover shares of CEIW stock wrongfully taken and to date not returned, although demand was made. The lawsuit names Joseph Lombardi, SevenOaks Holdings, Ltd., Attorney Robert M. Strumor, Apache Creek LLC, Ronald J. Goldberg, Global Index, Inc. and James Xilas. The allegations include counts of civil theft, breach of contract, fraud, misrepresentation, breach of fiduciary duty and negligence against the various defendants.

ITEM 2. CHANGES IN SECURITIES

In the three months ended September 30, 2003, the Company issued 100,000 shares of its common stock to Scott Salomon and Robert Millstone for legal and consulting services valued at $175,750. The shares were issued were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

In the quarter ended September 30, 2003 the Company completed an acquisition with Eastern Consolidated Energy Inc. whereby in exchange for 3,000,000 of the Company's common stock the Company purchased a coal mining enterprise with 5.8 million in assets and 3.1 in liabilities. The stock is being recorded for the market price on September 12, 2003 (the effective date of the transaction). The shares were issued were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in
Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
EXHIBIT 31 - CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002.

EXHIBIT 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

(b)     Reports on Form 8-K.
        --------------------
On September 16, 2003, we filed a Current Report on Form 8-K in connection with the acquisition of Eastern Consolidated Energy, Inc.

On November 10, 2003, we filed a Current Report on Form 8-K/A amending the above Form 8-K to provide financial statements of Eastern in connection with the above acquisition.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       CONSOLIDATED ENERGY INC.
                                       [Registrant]



Dated: November 14, 2003              By: /s/ David W. Guthrie
                                         -------------------------------
                                         David W. Guthrie, CEO, President,
                                         Chief Financial Officer, and Director