Form 10KSB
period 2003-12-31
CONSOLIDATED ENERGY INC
filed 2004-03-30
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2003
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                       --------    ----------
                Commission File Number       0-25951
                                            ----------

                         Consolidated Energy, Inc.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Wyoming                                        86-0852222
------------------------------                 --------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

9900 West Sample Road, Suite 300, Coral Springs, Florida         33065
-------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (954) 755-6620
                                               ---------------
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

     State issuer's revenues for its most recent fiscal year: $759,606.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the average of the bid and ask price for the Company's Common Stock at March 1, 2004, of $1.77 per share, the market value of shares held by non-affiliates would be $5,210,880, based on 2,944,000 shares held by non-affiliates.

     As of March 1, 2004, the Registrant had 7,678,000 shares of common stock issued and outstanding.

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

General
-------
Consolidated Energy, Inc. ("Consolidated") is a company seeking acquisitions operating in the coal mining field, as well as related clean energy technologies that are environmentally friendly. Consolidated's main business focus in the immediate future will be in operating its mining subsidiary, Eastern Consolidated Energy, Inc. ("Eastern"), and the acquisition and development of appropriate new energy-related technologies. Through its acquisition of Eastern in September 2003, Consolidated is committed to the successful development of a profitable coal mining operation in eastern Kentucky. Through the signing of a definitive agreement to acquire Saudi American Minerals, Inc. in June 2003, Consolidated is also committed to the development, implementation and distribution of a clean-coal technology that it hopes will provide an improved and environmentally friendly form of coal that can be cost effectively employed in all utility, industrial and commercial domestic and international markets.

History and organization
------------------------
The company was incorporated in Nevada on December 18, 1996, under the name Barbeque Capital Corporation, to engage in the manufacture and distribution of commercial size barbecues for individual, groups, and restaurant use. After two seasonal business cycles of trying to develop a market for the Company's barbecues, the Company ceased business operations and began looking for alternative businesses. In October 2002, majority shareholders of the Company approved a change in domicile from Nevada to Wyoming and a change of name to Consolidated Energy, Inc.

Current business
----------------
On September 12, 2003, Consolidated signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of Consolidated's common stock in exchange for all of the issued and outstanding stock of Eastern. Eastern is being operated as a wholly-owned subsidiary of Consolidated.

Eastern's assets acquired by Consolidated include a coal lease in Martin County, Kentucky that has been developed and has commenced coal mining operations. The mine itself is known as the Warfield mine. The mining equipment was delivered to the site the last week of August 2003 and mining operations started in the first of three sections in September 2003. Eastern is currently mining the Warfield mine. The last quarter of 2003, Eastern worked through the start up activities of the Warfield mine. Eastern, during the fourth quarter of 2003, elected to change the type of mining equipment being used to mine Warfield. January was used to make the exchange of equipment and during the first quarter of 2004. Eastern has developed a mining plan that has allowed the Warfield mine to produce a coal adequate to satisfy current coal quality commitments. Eastern, in early March of 2004 was able to implement a second production shift in the Alma seam at Warfield. Eastern expects to see a significant increase in monthly coal production and hopes to be able to ship as much as 30,000 tons of coal per month from this Alma mining section.

Principal products
------------------
Consolidated's principal product currently is high grade coal mined through Eastern, its operating subsidiary. The coal is being mined at the Warfield property in Eastern Kentucky. Eastern owns 60% of the operations at Warfield. The Warfield property consists of approximately 3,200 coal acres and has an existing coal mine, the "Alma" seam, located on it. Mining operations are being conducted in the Alma seam. See Item 2, Description of Property. The coal from the mine is high BTU or high grade coal with medium sulfur and marginal ash content.

The Warfield mine began producing coal in September of 2003. In January 2004, Eastern took delivery of a larger, more appropriately suited miner for the Alma seam of the Warfield mine. This new miner has replaced the earlier miner and early indications show that this new piece of equipment is capable of producing twice the amount of coal that the earlier miner was producing. Management anticipates that coal production will increase by the end of March 2004 to approximately 11,000 tons per month, and hopes that the monthly production will increase to approximately 15,000 tons per month by the end of April 2004. Eastern, in early March of 2004 was able to implement a second production shift in the Alma seam at Warfield.

Eastern is negotiating an arrangement with another mining corporation to begin mining operations in a second seam, the Pond Creek seam, and other reserves that are controlled by Eastern. The total number of mineable reserves available in the Pond Creek seam has been determined to be approximately 5,000,000 tons. Early estimates show that these reserves are of an adequate amount to justify an underground operation. These reserves lay approximately 70 feet directly under the Alma seam. Initial mining plans provide for developing a slope which would allow access to these reserves and an egress via the existing Alma mining seam entry. Eastern is currently negotiating a royalty on any coal mined and sold from these additional reserves. The negotiations could provide as much as $3.50 per each ton mined and sold from the Pond Creek Seam.

Eastern is also negotiating for the purchase of a coal washing facility. A coal washing facility would allow Eastern to offer a consistent quality from the coal derived from the Warfield reserves. Core samples of the Alma seam indicate that by the end of 2005, the coal being produced at this mine will require washing. A washing facility would allow Eastern to increase sales by providing a more valuable coal product, since a washed coal creates a stable demand and commands added value in the market even if the market is experiencing downward pressure.

Today's price for washed Alma Seam coal is $40.00 per ton, or approximately $12.00 higher than unwashed coal. The cost associate with washing the coal is approximately $3-$3.50 per ton. Washing the coal would provide for an increased net margin to Eastern of approximately $8.75 per ton.

The washing facility also includes a unit train loading facility complete with storage silos and blending capabilities. The washing facility is more than capable of washing all the coal produced from the Alma seam and the Pond Creek Seam as well as all of the coal seams under lease by Eastern that are above drainage and of mineable height on the Warfield lease. In addition, the washing facility has capacity to allow Eastern to offer coal washing services to other customers and thus increase its potential revenue stream.

Distribution methods
--------------------
Coal, ready to be shipped to customers, can either be shipped via river barge or rail. Currently, coal is being loaded on trucks and delivered to the river where it is loaded on to a barge for shipping to the end user.

Consolidated uses a contract consultant, Kentucky Energy Consultants ("KEC"),
for its distribution.   KEC is in the business of marketing coal, locating
coal leases suitable for mining and consulting on development in relation to coal ventures.

KEC is under contract to Eastern for five years and is contractually obligated to:

- Market and sell all coal produced from the Eastern mining operations operating and producing coal throughout the central Appalachian region including but not limited to the Eastern mining operation located at Warfield, Kentucky;

- Prepare all proposal documents required for acquiring coal sales and contracts along with assisting in the transportation arrangements, contract negotiations and contract administration;

- Be the principal participant on all coal sales agreements, serving as the coal sales agent on all agreements related to coal sales and contracts, subject to Eastern's review and acceptance.

For these services, KEC will receive fees or commissions equal to five (5%) percent of the gross sales price received by Eastern for any and all coal sold by Eastern on purchase orders and/or contracts on either the spot or contract arrangements. Payments made by Eastern to KEC will be made within three days from the time Eastern receives payment from the coal purchaser.

Status of publicly announced new product or service
---------------------------------------------------
Merger with Saudi American Minerals, Inc.
-----------------------------------------
In June, the Company signed a definitive agreement with Saudi American Minerals Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC. The acquisition of Saudi American will be accomplished with a stock exchange of two Consolidated shares for three Saudi American shares. The total number of Saudi American shares owned and outstanding is 20,685,517. The total number of Consolidated shares used to obtain all of the Saudi American shares is 13,770,009. The acquisition will have the effect of transferring to CEI Holdings, a wholly owned subsidiary of Consolidated, one hundred percent (100%) of the ownership and rights to the items owned by or assigned to SAMI. This includes a USA patent #6,447,559 issued on September 10th of 2002 for so-called clean coal technology. Consolidated is currently assembling a registration statement on Form S-4 which will, when effective, register the shares to be issued to Saudi American to complete this transaction. Consolidated intends to file this registration statement with the SEC as soon as possible.

The aforementioned acquisition will allow Consolidated to pursue a global market which is in need of a technology that can provide for an environmentally clean fuel from the world's vast resource of low grade, run of mine coal. Consolidated believes that the technology could be applied to large amounts of low rank coal. This technology may enable power producers, industry and domestic markets to utilize improved coal for their particular needs in a more environmentally benign manner.

The technology is a process for treating coal to enhance its rank, wherein the temperature of the material is gradually increased in a controlled set of atmospheres, to allow for the reduction of surface and inherent moisture and the controlled reduction of volatile matter while maintaining the coal's natural structural integrity. Saudi American believes that the process can reduce the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

Prior tests have proven the effectiveness of the technology in the laboratory on a bench-sized model. In the last quarter of 2003, Consolidated directed tests of the Saudi American clean coal technology to be executed on coal derived from two western coal seams. These tests and the preliminary analysis on the pre and post coal samples tested, indicate an increase of approximately 20-25% in calorific value, a significant reduction in particulate matter, and a mercury reduction of more than 90%. These analyses on the pre and post tested coal were conducted by an independent laboratory and overseen by Science Applications International Corporation ("SAIC"). Consolidated is directing a final detailed report to be completed by SAIC some time in the second quarter of 2004. This report will be shared with the mining company that provided the two coal samples. Consolidated intends to solicit a joint venture arrangement with this company and others, to capitalize on the potential for a significant increase in coal value resulting from the full implementation of the clean coal technology.

Consolidated is also exploring the process of applying for US government grant money to help fund a pilot scale commercial facility. This pilot scale facility would be capable of supplying a small to medium sized power
production facility.   The facility would also allow Consolidated to
demonstrate the effectiveness of the technology on a commercial scale. This display would then be used to show power producers around the world how they could implement this technology to cost-effectively improve the rank of coal fuel resources. Consolidated would seek licensing agreements with interested power producers, including those with commercial applications as well as with governments who have domestic power needs.

Consolidated has estimated the legal/accounting and other miscellaneous costs associated with the acquisition of Saudi American to be approximately $50,000. Management intends to fund the cost of the acquisition via loan/debenture agreements. The acquisition will be complete upon receiving an effective date on the registration statement on Form S-4.

Competition
-----------
Eastern is smaller and has far less capital and resources when compared to dominant industry coal producers such as Penn Virginia Coal Co., Westmoreland, or Arch Coal. However, management believes that the current coal mining market is a sellers' market with the potential for a secure place for a small to medium sized coal producer. Coal industry and government information sources indicate that current and expected future coal production is below that of last year and substantially below current and expected demand. The current pipeline and current coal stock piles are diminished when compared to the same time as last year. These stock piles are expected to show diminishing pressure due to the reduction in coal production and the expected increase in demand. Several independent coal producers did not survive the past decade when the coal market was depressed. Several of the larger coal producers curtailed production and have not made significant plans to increase production. As a result, management is optimistic on the future opportunities associated with the coal industry, and believes that it can remain competitive by careful evaluation of production and cost control practices.

Raw materials
-------------
The Warfield mine operation is an underground operation that uses several consumables such as roof bolts, rock dust, concrete block, grease and bolt rosin. Each of the aforementioned is readily available from several sources within a reasonable delivery distance from the Warfield mine. Water for the mining operation is readily available from a mountain stream. Eastern has a collection pond which insures available water in case there is a drought. Electricity required for mining is available from the local power provider that has sufficient power capacity for the current operation and is capable of supplying any planned expansion. Spare parts are used on a regular basis and Eastern has not had any difficulty finding several suppliers capable and willing to provide spare parts on an as needed basis. Belt structure for belt advancement and belt for belt advancement is readily available from several available local sources also.

Dependence on major customers
-----------------------------
Eastern's coal production operation has a varied and quite versatile number of potential customers for the coal mined and made available for sale. Eastern has elected to sell the current coal production on the spot market using KEC. This strategy has provided Eastern with a number of viable sales opportunities. KEC will solicit a contract for a portion of its coal production via long term (2-5 years) contracts. However, Consolidated believes that the current market conditions make it potentially more profitable to sell its current production on the spot market.


Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration
------------------------------------------------------------------------------
The Warfield mining project, which is operated by Eastern, is authorized under two lease agreements. One of these agreements, which is referred to as the "Dempsey Lease" was entered into in March of 2002, and provides for the free and uninterrupted use and possession of, and rights-of-way into, upon, over, across, and through, the leased premises for the construction, operation, repair, maintenance, and reclamation of the mining operations, roads, haulways, exploration sites, work and service areas, pollution control structures, telephone, water, electrical and other utility lines devices and structures, coal tipples, coal processing and storage areas, and all other machinery, devices, improvements, structures and appurtenances which at such points, and in such manners, by incidental in or for its exploration, development, mining, removal, processing, marketing, and /or shipping said leased coal and /or other coal.

This lease provides for Eastern to access and to mine the Alma seam for an initial period of eighteen months and thereafter until Eastern fails to mine the coal reserves, Eastern chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted. This lease provides Eastern with the right to mine the coal reserves "above drainage" as long as Eastern begins to mine coal within three years of the signing of this lease and continues to actively pursue mining these coal reserves until these coal reserves have been exhausted. Eastern has agreed to pay to the Lessor, a royalty payment for each and every net ton of two thousand pounds of coal mined and sold from the leased premises. Eastern also agrees to pay to Lessor a minimum annual royalty payment.

The second lease agreement is a lease on the Pond Creek seam. This seam is located directly under the Alma seam. Plans have been which utilize a slope in order to reach the Pond Creek reserves. Eastern is in final negotiations with another mining company to execute this plan and to sublease the Pond Creek coal reserves.

Need for government approval of products and services
-----------------------------------------------------
The Warfield mining operation is bonded as a part of the Warfield mining permit. The Warfield property is operating under a permit issued by the state of Kentucky which allows Eastern to lawfully engage in the underground mining
operations at Warfield.   Eastern has engaged a local engineering company to
update all appropriate mining maps as Eastern advances the mine. Eastern is current in all permit obligations.

Effect of existing or probable government regulations on business
-----------------------------------------------------------------
Existing regulations on mining are extensive and require time and personnel to insure compliance. Eastern has employed a full time, on-site compliance person who is always available during normal business hours to service any and all state or federal inspection personnel. This person is charged with insuring that all mining personnel have been trained and instructed in safe mining operations. This person is also charged with insuring that all personnel are conducting themselves in a safe and acceptable manner. Eastern has also hired as part of the Eastern team, a risk management consulting company, to offer preventative and ongoing compliance support to help insure that Eastern remains in compliance with all state and federal mandates.

Eastern is not aware of any new regulations that may impact the business, but expects that any new regulations will apply across the industry and not impact Eastern more than any other coal mining operation.

Research and development expenses
---------------------------------
None.

Costs and effects of compliance with federal, state, local environmental laws
-----------------------------------------------------------------------------
Underground mining is highly scrutinized and governed by the Federal Government and the State government. Eastern is subject to comply with all state and federal requirements, many of which are outlined in the Code of Federal Regulations, Title 30, Volume 3, Parts 700 to end. Some of these regulations can also be found in more detail at:

http://www.access.gpo.gov/nara/cfr/waisidx_00/30cfrv3_00.html.

Detailed regulations cover mining operations, potential subsidence issues, and reclamation of mining areas. See also Note 1(i) through (k) to the Financial Statements attached hereto. Eastern anticipates that such costs will increase over the next fiscal year due to expanded operations.

Employees
---------
As of December 31, 2003, Consolidated has no employees. Eastern has approximately 30 employees. All employees are full time.

                  ITEM 2. DESCRIPTION OF PROPERTIES

Administrative offices are located at 9900 West Sample Road, Suite 300, Coral Springs, Florida 33065, provided by Saudi American Minerals, Inc. and Eastern Consolidated Energy, Inc., without charge. The space provided is adequate for the Company's needs.

Operating property
------------------
The Warfield property consists of approximately 3,200 acres and has an existing coal mine, the Elk Horn #3 (the "Alma" seam), located on it. Prior to the lease acquisition by Eastern, Ashland Steam Coal Sales, the former lessee, had invested capital and resources cleaning and preparing the mine to get it ready for production. Eastern acquired the lease (the "Dempsey" lease) from the owners and the mining permit from Ashland. This lease includes the "seams above drainage" and the "Alma Seam". The mine has been permitted and bonded and the necessary mining infrastructure put into place. Major production items are in place such as the ventilation system and a 48" belt system for moving coal from the working faces to the classification area. Based on information from BoCook Engineering, Bob Conway Engineering P.E. P.L.S., core drillings and surface exploration as well as mine maps of previous works, management estimates that there are 20,000,000 tons of mineable coal on the property.

A second coal seam, the Pond Creek Seam, lies beneath the property and is of mineable height. Eastern also negotiated and entered into an option to lease agreement with the coal seam owners for the rights to the Pond Creek seam.
The Pond Creek seam is located directly under the Alma seam described in the Dempsey lease. The full extent of the Pond Creek reserves are not known at this time. Eastern subsequently entered into a sublease of the Pond Creek seam with Eastern Consolidated Mining Inc. ("ECMI"). Eastern will receive a royalty and wheelage payment from ECMI for every ton of coal that is mined and sold from the Pond Creek seam. It is expected that ECMI will begin mining operations in the Pond Creek seam in the forth quarter of 2004. It is also expected that Eastern will receive approximately $3.50 for each and every ton mined and sold from the Pond Creek Seam by ECMI.

Untapped reserves
-----------------
In January 2004, Consolidated acquired a lease from Eastern Land Development, LLC, a mineral holding company in Eastern Kentucky, a six million (6,000,000) ton coal reserve of low sulfur high BTU coal in Martin County, Kentucky. Eastern Land Development, LLC assigned to Eastern a certain Coal Lease dated 10th day of October 2003 known as the Copley Lease, subject to a $.75 per ton royalty on all coal mined and sold from the Copley leased coal. As compensation for this assignment, Consolidated agreed to pay Eastern Land Development, LLC, seven hundred thousand shares of Consolidated Energy, Inc.'s restricted common stock.




                        ITEM 3. LEGAL PROCEEDINGS
     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A special meeting of the shareholders (the "Special Meeting") of Consolidated Energy, Inc. (the "Company"), was held at the office of Scott Salomon, Esq., located at 2770 University Drive, Coral Springs, Florida 33065, on November 18, 2003, at 9:00 a.m., Eastern Time. At the meeting, the shareholders elected four directors, David W. Guthrie, Edward H. Jennings, Carl G. Baker and Joel M. Marcus, to serve until the expiration of their respective terms and until their respective successors are elected and qualified. Each director was elected by a total of 5,648,000 shares, representing 77.55% of the 7,283,000 shares issued and outstanding and eligible to vote. At the request of the nominees, the term of office for the slate of directors will begin January 1, 2004. Mr. Guthrie will continue to serve as sole director until January 1, 2004. On December 31, 2003, Mr. Marcus sent a letter declining his position as Secretary and director stating that he could not serve at this present time. Also at the Special Meeting, a total of 5,648,000 shares, representing 77.55% of the 7,283,000 shares issued and outstanding and eligible to vote ratified the appointment of Clyde Bailey, P.C., as independent public accountants.

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

Quarter Ended                High Bid        Low Bid
-------------                --------        -------
December 2003                 $1.38          $0.68
September 2003                $1.89          $0.21
June 2003                     $0.69          $0.13
March 2003                    $0.40          $0.11

December 2002                 $4.01          $0.30
September 2002                $0.02          $0.02
June 2002                     $0.02          $0.02
March 2002                    $0.02          $0.02

At March 1st, 2004, the bid and ask price for the Company's Common Stock was $1.69 and $1.85, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 1, 2004, the Company had approximately 300 shareholders.

During the quarter ended December 31, 2003, the Company issued 50,000 shares of its restricted common stock for legal services. The shares were issued were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

OVERVIEW
--------
On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern. Eastern's assets acquired by the Company include a coal lease in Martin County, Kentucky that has been developed and is ready for coal mining operations. The mine itself is known as the Warfield mine. The mining equipment was delivered to the site the last week of August 2003 and mining operations started in the first of three sections in September 2003.

Eastern is being operated as a wholly-owned subsidiary of the Company. The results of operations below reflect the financial condition of the combined entity, including the operations of the subsidiary. Because neither the Company nor Eastern had any operations prior to June 2003, the comparison of prior year periods is not relevant to the discussion of operations.

Since the above acquisition, the Company is a producer and marketer of Appalachian coal, which we supply to domestic electric utilities. We currently operate a continuous mining and haulage, modern mine in the major low-sulfur coal basin in the United States.
We derive a majority of our revenues from the spot market. We plan to continue to sell our product on the spot market until such time as the market shows some sign of slowing. Currently, the value of the coal that we produce has increased in value since September 2003. We believe that this coal market trend will continue for a number of months. When we recognize indicators that show a potential for some softening of the market, we will look to secure sales for as much as 80% of our production with long term contracts. These contracts would be for 2-5 years.

The location and current mining activity involves 1 underground mine, in Eastern United States; the Central Appalachia coal basin (defined as southern West Virginia, eastern Kentucky, and Virginia). Central Appalachia is the principal source of low-sulfur coal in the eastern United States. This mine is more specifically located in Warfield Kentucky.

RESULTS OF OPERATIONS
---------------------
For the year ended December 31, 2003, the Company had a net loss of $1,057,706 compared to a loss for the year ended December 31, 2002, of $211,010 (when we had no operations). The Company had revenues of $759,606 for the year ended December 31, 2003 compared to no revenues for the year ended December 31, 2002. The increase in revenues were the result of the acquisition of the mining operation.

For the year ended December 31, 2003, the cost of revenues was $1,003,413, for an operating loss of $243,807. Expenses for 2003 were $753,159, including large increases in legal and professional fees and other expenses, as well as depreciation and amortization of assets acquired from Eastern, plus interest expenses on loans and debentures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
To date, the Company has funded operations through the issuance of notes payable and convertible debentures. For the year ended December 31, 2003, the Company issued an aggregate of 1,690,000 shares of its common stock to outside consultants for services rendered valued at $250,750, in lieu of cash.

At December 31, 2003, the Company had a working capital deficit of $2,129,054. The Company has not established revenues sufficient to cover its operating costs, and, accordingly, the report of its auditor contains a statement that there is substantial doubt about its ability to continue as a going concern. The Company intends to address this working capital deficit and fund operations as necessary by bridge loans or by issuing additional convertible debentures that the Company must retire or convert to stock within 12 months. However, Eastern's mine production has moved beyond start-up production rates and is now generating an operating profit. Management is diligently working to further improve mining efficiencies and is also working to develop additional mining operations. All of these efforts should result in an improved cash flow.

As of December 31, 2003, the Company had total assets of $6,036,626 and total liabilities of $3,862,355. During the year ended December 31, 2003 the Company's operating activities used $647,750 of cash compared to $50,575 for the year ended December 31, 2002.

A total of $3,320,145 of cash was provided from financing activities during the year ended December 31, 2003 compared to $50,575 in 2002. Of this amount, $2,497,963 in cash was used in investing activities to update the Warfield mine and purchase equipment for the mine.

Current Market
--------------
Coal is the dominant fuel source for electric generation in the United States. Last year, coal's share of the electric generation market increased to 51%. Furthermore, coal has significant advantages that should enable it to maintain or even increase market share over the course of the next two decades. First, coal is a low-cost fuel for electric generation, averaging less than one-third the cost of natural gas or crude oil per megawatt hour of generation. In addition, there is significant excess capacity at existing coal-based power plants, and this excess capacity represents a very low-cost source of electricity to the grid. At present, coal-based power plants are operating at an average utilization rate of around 70%. There is significant potential to increase those utilization rates and thus drive increased coal demand. The U.S. Energy Information Administration projects that coal's share of electric generation will increase to 52% by the year 2025.
The principal driver for U.S. coal demand is growth in domestic power generation. Domestic power needs are expected to grow over the next several years as the economy grows and the U.S. economy becomes increasingly electrified. The U.S. Energy Information Administration projects that power demand will grow at a rate of 1.8% annually over the course of the next two decades.

As energy demand grows, we believe that coal is well positioned to supply much of this demand, as competing fuels that have played a prominent role in meeting the nation's power needs in recent years are starting to be confronted with obstacles that could impede their future growth.
Nuclear power, the second leading source of electric generation in the U.S. with a roughly 20% share, is operating near its effective capacity. Nuclear output has remained relatively flat since peaking in 2001. It appears unlikely that any new nuclear capacity will be constructed in the next five to 10 years.

Natural gas, the source of roughly 17% of generating capacity, is currently limited by an insufficient resource base. As natural gas supplies have declined, prices have soared; with prices nearly double the average level of a few years ago. Those high prices have made natural gas plants uncompetitive, and were the principal reason that output at natural gas plants actually declined in 2003. While imports of liquefied natural gas ("LNG") are expected to alleviate some of this supply pressure in the future.

The aforementioned translates into the fact that coal will continue to act as the dominant fuel source for electric generation in the years ahead. In addition, we believe that low-sulfur coal will benefit disproportionately from future coal demand growth. Utilities have sought to comply with the sulfur dioxide standards contained in Phase II of the Clean Air Act by shifting increasingly to lower sulfur coals rather than building expensive scrubbing capacity. At present, only a little more than 25% of eastern coal-based power generation is equipped with scrubbers. Until more scrubbing capacity is added, we believe that low-sulfur coal will have a significant advantage in the marketplace.

Current plans
-------------
Eastern is currently producing approximately 600 tons of coal per shift operating under one underground mine permit and operating one eight hour production shift. One continuous miner section utilizing an older Emico 2480-2 continuous miner and related support equipment is in use. A second eight hour production shift will commence in March or early April bringing the production to over 1,200 tons per day or 25,000 tons per month. The 600 tons presently being produced have allowed Eastern to move into a profitable position.

A new Emico 25M-0 much higher production continuous miner is scheduled to be delivered in June 2004 to replace the older 2480-2 continuous miner. The new miner will produce in excess of 1,000 tons per shift or 2,000 tons per day production or approximately 45,000 to 50,000 tons monthly from the Alma Seam of coal in the Warfield Mine.

Four strip mine permits have been submitted to the State of Kentucky by Bocook Engineering on behalf of Eastern, permits #880-161, 880-162, 880-5171 and 880-5154. It has been estimated by Bocook Engineering that these permits should complete the review and permitting process and be received by Eastern allowing Eastern to be mining no later that the fall of 2004. Eastern plans to immediately begin strip mining upon receiving these permits on two of the four permits to be received. The two are permit #880-161 containing 716,989 tons of coal reserves and permit #880-162 containing 1,697,740 tons of coal reserves. Eastern plans to begin production on permit #880-5171 and #880-5154 by mid summer of 2005. Production from each strip mine should average approximately 35,000 tons per month.

There are an additional five permits that are presently being engineered and prepared for Eastern to submit to the State of Kentucky by Bocook Engineering. These permits are expected to be received by Eastern to allow for mining by
the fall of 2005.   The total amount of coal reserves contained under the
aggregate of these nine permits exceeds 13,000,000 tons of low sulfur, high BTU coal. This quality coal is presently selling F.O.B. the rail car or F.O.B. the barge on the Big Sandy River at over 40.00 per ton. The total cost of mining and sales is projected to not exceed $30.00 per ton.

Coal, ready to be shipped to customers, can either be shipped via river barge or rail. Currently, coal is being loaded on trucks and delivered to the river where it is loaded on to a barge for shipping to the end user.

We have elected to manage the activities associated with Eastern using consultants. The forward looking plan is a compilation of employee and consultant collaboration. The use of consultants to help manage Eastern provides for limited costs associated with typical long term employees.

We use a contract consultant, Kentucky Energy Consultants, for our coal sales contracts. KEC is in the business of marketing coal, locating coal leases suitable for mining and consulting on development in relation to coal ventures.

KEC is under contract to Eastern for five years to market and sell all coal produced from the Eastern mining operations. KEC handles all negotiations, contracts for coal sales, transportation arrangements and contract administration. For these services, KEC will receive fees or commissions equal to five (5%) percent of the gross sales price received by Eastern for any and all coal sold by Eastern on purchase orders and/or contracts on either the spot or contract arrangements.

Eastern is also negotiating for the purchase of a coal washing facility. A coal washing facility would allow Eastern to offer a consistent quality for the coal derived from the Warfield reserves. A washing facility would allow Eastern to increase sales by providing a more valuable coal product, since a washed coal creates a stable demand and commands added value in the market even if the market is experiencing downward pressure.

The washing facility also includes a unit train loading facility complete with storage silos and blending capabilities. The washing facility is more than capable of washing all the coal produced from the Alma seam and the Pond Creek Seam as well as all of the coal seams under lease by Eastern that are above drainage and of mineable height on the Warfield lease. In addition, the washing facility has capacity to allow Eastern to offer coal washing services to other customers and thus increase its potential revenue stream.

Management anticipates that the financing for the washing facility acquisition, if the acquisition is completed, will come from ongoing operations and will require payments which will be spaced over a period of five years. Discussions on the potential acquisition are in progress but no definitive agreement has been reached.

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

                      ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officers have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 1, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position                 Director or Officer Since
   ----           ---      --------                 -------------------------
David Guthrie     51       President and            October 2002
                           Director
Edward Jennings   67       Director                 January 2004

Carl Baker        62       Director                 January 2004

Joseph Jacobs     57       Secretary and            February 2004
                           Director

Barry Tackett     29       CFO and Director         February 2004

Steven A. Hicks   48       Director                 February 2004

Set forth below is certain biographical information regarding the Company's executive officers and directors.

Mr. Guthrie has spent the majority of his life in entrepreneurial endeavors. He began his career in construction where he was the founder of the first home center in Indianapolis. He developed the business into a sizable contractor supply facility serving the Greater Indianapolis area. From 1976 to 1998, he was the founder and operator of Guthrie Building materials. From 1990 to 1996, he founded and co-managed Guthrie Rental Station. From 1991 to the present, he founded and operated Royal Custom Homes, LLC. He also served as a board member to TruServe (formerly American Hardware & ServiStar) from 1994 to 1996, one of the largest cooperatives in the United States. During his tenure as a board member, this company grew from less than $1 billion in revenue to $5 billion. From 1996 to the present, Mr. Guthrie has served as President of Saudi American Minerals, Inc. Mr. Guthrie has recently sold his lumber interest and retired from his TruServe responsibilities. Mr. Guthrie is President of CEI, and will coordinate all general engineering aspects of the Company, as well as assist in overall operational activities. Mr. Guthrie holds a BA from Purdue University (1976).

Dr. Edward H. Jennings is President Emeritus and Professor Emeritus of Finance at Ohio State University. Dr. Jennings has served in university leadership assignments including President, Ohio State University (1981-1990), President, University of Wyoming (1979-1981), and Vice President of Finance and University Studies, University of Iowa (1976-1979). He has had faculty assignments at the University of Iowa (1973-1979, University of Dar Es Salaam (1972-1973), and the University of Hawaii (1974). Dr. Jennings has been widely published in major academic journals and is the co-author of a basic investment textbook now in its fourth printing. Prior to his academic career, from 1963 to 1965, he served as production planner, production supervisor and senior industrial engineer for Merck & Company, Pennsylvania. He has traveled extensively in the Far East, Europe, and Africa on various trade missions, and assisted in the development of academic ties with numerous international universities. He holds degrees from the University of North Carolina, BS in Industrial Management (1959), Case Western Reserve University, MBA in Finance
(1963), and the University of Michigan, Ph.D. in Finance (1969).

Mr. Baker has been chairman of the board of Harvard Design Group, Ltd., Monaco, Pennsylvania, since 1996. He brings 25 years of experience in design and management. From 1992-1996, he was president of BTI, Moon Township, Pennsylvania. Form 1990 to 1992; he was a principal in Global Design Incorporated, Pittsburgh, Pennsylvania. He has been involved in the design and management of $300 million in healthcare facilities, $250 million in transportation facilities, $200 million in educational facilities, and four million square feet of commercial, retail, office, and recreational facilities. Mr. Baker is a registered architect in Ohio, Pennsylvania, Virginia and West Virginia. Other experiences include acting as master planner, managing and developing business plans for corporate growth, coordinating large-volume projects, and managing all phases of construction detailing and coordination. Mr. Baker holds a degree from Carnegie Mellon University, BA in Architecture (1965), and has studied architectural design management and business development at Pennsylvania State University and Geneva College, and management at Massachusetts Institute of Technology.

Joseph G. Jacobs has held various positions in the coal industry since 1970 including Vice President of the Kentucky Mining Institute and Coal Operators and Associates from 1999 to the present. He also served as a member of the Kentucky Mining Board from 1997 to 2002 and currently serves as Vice Chairman of the Kentucky Coal Producers. Mr. Jacobs is a graduate of the University of Kentucky in 1969 and is presently the owner of Jacobs Risk Management serving as a mining consultant to a variety of clients in Kentucky, Virginia and West Virginia.

Barry W. Tackett is a Certified Public Accountant and owns his C.P.A. firm in Stanville, Kentucky from April 2003 to Current. He comes from a family of coal operators and has worked for clients in the coal industry for over ten years. He received his Masters of Accounting from the University of Tennessee in August 2000 and is a member of the Kentucky Society of Certified Public Accountants.

Steven A. Hicks graduated from Morehead State University with an MBA in 1979. Hicks has over 25 years experience in the coal and utility industry. He has been the owner of CSV Inc. and Coal Sales Consulting since 1985 and has sold over 40 million tons of coal through those companies since 1985 at rates of up to six million tons per year. He has been responsible for negotiating long term coal sales contracts at Warrior Coal Corp., Beech Grove Processing, Inc. (Williams Co./Transco) and Cumberland Coal Company LLC. He was coal purchaser from 1980 through August 1985 for the Tennessee Valley Authority (TVA) and was directly responsible for purchasing the long term coal supplies for use in the twelve TVA coal fired units that consumed 30 million tons per year.

             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the year ended December 31, 2003 have been timely filed.

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

                                                  Long Term Compensation
                                                  ----------------------
                         Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
- ------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
David Guthrie       2003    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President 10/02     2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-

Jeff W. Holmes      2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President until     2001    -0-     -0-       -0-         -0-      -0-     -0-       -0-
10/02

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

Audit Committee

The Company has not yet established an audit committee. The board of directors acts as the audit committee.

Code of Ethics

The Company has not adopted a Code of Ethics for its executive officers and employees but is in the process of examining and considering one.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 2004, the name and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 7,678,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of                    Name of            Amount and Nature of     Percentage
Class              Beneficial Owner       Beneficial Ownership      of Class
-----              ----------------       --------------------     ----------
Common Stock       Clear Focus, Inc.             3,600,000           46.9



Common Stock       Jay Lasner                    1,058,000(1)        13.8



Securities Ownership of Officers and Directors
----------------------------------------------
Common Stock      David Guthrie, President              75,000        0.9
                  President, director

Common Stock      Edward H. Jennings, director               0          0


Common Stock      Carl G. Baker, director                    0          0

Common Stock      Joseph G. Jacobs, Secretary,           1,000         0.01
                  director

Common Stock      Barry W. Tackett, CFO, director            0          0

Common Stock      Steven A. Hicks, director                  0          0

Common Stock      Officers, Directors
                  As a Group (6 persons)                76,000         1.0
----------------------                               =========      ======

(1) Includes 158,000 shares held of record by Jay Lasner and 900,000 shares held in the name of Fire Coral Holdings, LLC, an entity controlled by Mr. Lasner.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions listed below, during the fiscal year ended December 31, 2003, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Barry Tackett, appointed as a director and CFO in February 2004, was paid a total of $10,609.89 for accounting services in fiscal 2003.

Joseph Jacobs, appointed as a director and Secretary in February 2004, was paid a total of $7,146.19 for business consulting services in fiscal 2003, and is owed an additional $1,642.53 for services through December 31, 2003.

Steven Hicks, appointed as a director in February 2004, is the owner of CVS, Inc., a coal consulting company. CVS was paid a total of $15,000 for consulting services in fiscal 2003.

Clear Focus, Inc., a major shareholder of the Company, was paid $37,800 for business and management consulting services in fiscal 2003.

In anticipation of the completion of its planned acquisition, the Company paid a total of $24,146.35 in expenses for Saudi American during fiscal 2003, including $16,595 for advertising and promotional materials for the clean coal technology, $751.35 for freight delivery on coal to be tested, and $6,800 for laboratory testing.

The Company paid $2,814.33 to KEC for services and owed an additional $29,665.83 for services through December 31, 2003. Principals of KEC are minority shareholders of the Company and major shareholders of Saudi American.

The Company paid $55,344.29 to Midwest Energy Transport for services and owed an additional $59,062.48 for services through December 31, 2003. Principals of Midwest Energy are minority shareholders of the Company and major shareholders of Saudi American.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                      Page
-----------------                                                      ----
Report of Clyde Bailey, P.C., Certified Public Accountants               24
Balance Sheets as of December 31, 2003                                   25
Statements of Operations for the fiscal years ended December
31, 2003, and 2002                                                       26
Statements of Stockholders' Equity for the years ended
December 31, 2003, and 2002                                              27
Statements of Cash Flows for the fiscal years ended
December 31, 2003, and 2002                                              28
Notes to Financial Statements                                            29

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

EXHIBIT 10.1 ALMA SEAM LEASE
EXHIBIT 10.2 SURFACE LEASE-DEMPSEY
EXHIBIT 10.3 POND CREEK LEASE-DEMPSEY
EXHIBIT 10.4 POND CREEK SUB-LEASE
EXHIBIT 10.5 BUCHANAN ASSIGNMENT
EXHIBIT 10.6 ECCC ASSIGNMENT
EXHIBIT 10.7 KEC COAL SALES AGREEMENT
EXHIBIT 10.8 COPLEY OPTION
EXHIBIT 10.9 COPLEY MOA
EXHIBIT 10.10 COPLEY ASSIGNMENT ELD TO ECEI
EXHIBIT 10.11 LEWIS DEMPSEY LEASE
EXHIBIT 10.12 ELD ASSIGNMENT TO ECEI
EXHIBIT 21 SUBSIDIARIES
EXHIBIT 31.1 CERTIFICATION OF CEO AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002.
EXHIBIT 31.2 CERTIFICATION OF CFO AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANNES-OXLEY ACT OF 2002.
EXHIBIT 32.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
EXHIBIT 32.1 CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by Clyde Bailey, PC, our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $10,000 and $2,500, respectively.

  2) Audit-Related Fees - None.

  3) Tax Fees - None.

  4) All Other Fees. None.
  5) Not applicable.
  6) Not Applicable.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Consolidated Energy, Inc.

Date: March 30, 2004            By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: March 30, 2004            By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2004            By: /S/ David Guthrie, Director

Date: March 30, 2004            By: /S/ Barry W. Tackett, Director

Date: March 30, 2004            By: /S/ Edward H. Jennings, Director

Date: March 30, 2004            By: /S/ Carl G. Baker, Director

Date: March 30, 2004            By: /S/ Joseph G. Jacobs, Director

Date: March 30, 2004            By: /S/ Steven A. Hicks, Director

Board of Directors
Consolidated Energy Inc.

Report of Independent Public Accountant

I have audited the accompanying consolidated balance sheet of Consolidated Energy Inc. ("Company") as of December 31, 2003 and the related consolidated statement of operations, statement of changes in stockholders' equity (deficit), and the statement of cash flows for the twelve month period ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations for the above referenced periods in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and needs to acquire substantial assets to complete their business plan that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This is further explained in Note 3.

/s/Clyde Bailey
Clyde Bailey
Certified Public Accountant

San Antonio, Texas
January 29, 2004

Consolidated Energy Inc.
Consolidated Balance Sheets
As of December 31, 2003

ASSETS
Current Assets:
Cash                                         $    174,432
Other Current Assets                               19,141
                                              -----------
   Total Current Assets                                              193,573

Fixed Assets:
Lease Cost Warfield                             3,889,963
Equipment, net of depreciation                  1,368,817
Total Fixed Assets                            -----------          5,258,780
Other Assets:
Deferred Royalty                                  507,358
Prepaid Royalty and Mining Permits                 76,915
                                              -----------
   Total Other Assets                                                584,273
                                                                 -----------
   Total Assets                                                 $  6,036,626
                                                                 ===========
LIABILITIES
Current Liabilities
Accounts Payable and Accrued Expenses        $    493,424
Royalty Payable                                    48,786
Convertible Debentures                          1,266,400
Notes Payable                                     514,017
                                              -----------
   Total Current Liabilities                                       2,322,627

Long-Term Liabilities:
Notes Payable - Related Party                     271,610
Deferred Royalties                              1,268,118
                                              -----------
   Total Long-Term Liabilities                                     1,539,728
                                                                 -----------
   Total Liabilities                                               3,862,355
                                                                 -----------
Commitments and Contingencies                           -

STOCKHOLDERS' EQUITY
Common Stock                                        7,358
 50,000,000 authorized shares with
  par value of $.001, 7,358,000 shares
  issued and outstanding
Additional Paid-in-Capital                      3,509,862
Retained Earnings                              (1,342,949)
                                              -----------
   Total Stockholders' Equity (Deficit)                            2,174,271
                                                                 -----------
   Total Liabilities and Stockholders' Equity                   $  6,036,626
                                                                 ===========


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Energy Inc.
Consolidated Statement of Operations

                                                 For the Twelve Months Ended
                                                  Dec 31, 2003  Dec 31, 2002
                                                   -----------   -----------
Revenues:
Revenues                                          $    759,606  $          -
                                                   -----------   -----------
   Total Revenues                                      759,606             -

Cost of Revenues:
Cost of Revenues                                     1,003,413             -
                                                   -----------   -----------
   Gross Profit                                       (243,807)            -
Expenses:
Legal & Professional Fees                              216,247        17,132
Consulting Fees                                        164,430       162,500
Depreciation & Amortization                            239,183             -
Other Expenses                                         133,299        31,378
                                                   -----------   -----------
                                                       753,159       211,010

                                                   -----------   -----------
   Net Income from Operations                         (996,966)     (211,010)

Other Expenses:
Interest Expenses                                      (60,740)            -
                                                   -----------   -----------
Provision for Income Taxes:

Income Tax Benefit (Expense)                                 -             -
                                                   -----------   -----------
   Net Income (Loss)                              $  1,057,706) $   (211,010)
                                                   ===========   ===========

Basic and Diluted Earnings Per Common Share              (0.22)        (0.15)
                                                   ===========   ===========
Weighted Average number of Common Shares             4,841,750     1,434,250
used in per share calculations
                                                   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                                  Common Stock        Additional Paid  Retained
                                              Shares        Amount       In Capital     Earnings       Total
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 2001                     1,023,000  $      1,023  $     50,371  $    (74,233) $    (22,839)

Shares Issued for S-8 Filings                 1,645,000         1,645       162,855                     164,500

Debt Assumed by Former Owners                                                              50,576        50,576

Net (Loss)                                                                               (211,010)     (211,010)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 2002                     2,668,000         2,668       263,802      (285,243)      (18,773)

Shares Issued for Services                    1,690,000         1,690       249,060                     250,750

Shares Issued for Acquisition                 3,000,000         3,000     2,997,000                   3,000,000

Net (Loss)                                                                             (1,057,706)   (1,057,706)
                                            -----------   -----------   -----------   -----------   -----------
Balance December 31, 2003                     7,358,000  $      7,358  $  3,509,862  $ (1,342,949) $  2,174,271
                                            ===========   ===========   ===========   ===========   ===========










The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Energy Inc.
Consolidated Statement of Cashflows

                                                  For the Twelve Months Ended
                                                  Dec 31, 2003  Dec 31, 2002
                                                   -----------   -----------
Cash Flows from Operating Activities:
Net Income (Loss)                                 $ (1,057,706) $   (211,010)
Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
 Depreciation & Amortization                           239,183             -
 Stock Issued for Services                             250,750       164,500
 Other Current Assets                                  (19,141)            -
 Prepaid Royalty and Mining Permits                    (76,915)            -
 Deferred Royalties                                   (507,358)            -
 Royalty Payables                                       48,786             -
 Accounts Payable                                      474,651        (4,065)
                                                   -----------   -----------
   Net Cash Used in Operating Activities              (647,750)      (50,575)

Cash Flows from Investing Activities:
Lease Cost Warfield                                 (1,024,100)            -
Equipment                                           (1,473,863)            -
                                                   -----------   -----------
   Net Cash Used in Investing Activities            (2,497,963)            -

Cash Flows from Financing Activities:
Notes Payable                                          785,627             -
Convertible Debentures                               1,266,400             -
Deferred Royalties                                   1,268,118             -
Paid-In-Capital                                              -        50,575
                                                   -----------   -----------
   Net Cash Provided for Financing Activities        3,320,145        50,575

Net Increase (Decrease) in Cash                        174,432             -

Cash Balance,  Beginning of Period                           -             -
                                                   -----------   -----------
Cash Balance,  End of Period                      $    174,432  $          -
                                                   ===========   ===========

Supplemental Disclosures:
Cash Paid for interest                            $     13,970  $          -
Cash Paid for income taxes                        $          -  $          -
Stock Issued for Services                         $    250,750  $    164,500





The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Barbeque Capital Company was incorporated in Nevada on December 18, 1996, to engage in the manufacturing and distribution of commercial size barbeques for individual, groups, and restaurant use. After two seasonal business cycles of trying to develop a market for the Company's barbecues, management of the Company determined that without significant additional funding, the Company would not be able to compete in the barbecue business. Accordingly, after several unsuccessful attempts to obtain additional capital, the Company determined that it was in the Company's and it's shareholders best interest to cease the barbecue business and search for alternative business while the Company was still solvent. On October 14, 2002 the Registrant effected a change in its domicile from Nevada to Wyoming and a change in its name from Barbeque Capital Corp. to Consolidated Energy, Inc. ("Company") by entering into an Agreement and Plan of Reincorporation and Merger (the "Agreement") with Consolidated, its wholly-owned subsidiary. Under the terms of the Agreement all outstanding shares of the Nevada corporation were converted to shares of the Wyoming corporation.

The Company has authorized 50,000,000 shares of $0.001 par value common stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Consolidated Energy Inc. and its wholly owned subsidiaries Eastern Consolidated Energy Inc. collectively "the Company"). Investments in which the Company does not have a majority voting or financial controlling interest are accounted for under the equity method of accounting unless its ownership constitutes less than a 20% interest in such entity for which such investment would then be included in the consolidated financial statements on the cost method. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

b. Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

d. Estimates

The preparation of the financial statements of the Company in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates. The most significant estimates used in the preparation of the consolidated financial statements are related to defined benefit pension plans, coal workers' pneumoconiosis (black lung), workers' compensation, other post employment benefits, reclamation and mine closure obligations, contingencies, income taxes and coal reserve values.

e.  Basic Loss Per Share
                                             For the Years Ended
                                                 December 31,
                                              2003          2002
                                          -----------   -----------
Numerator: Net loss                      $ (1,057,706) $   (211,010)
Denominator: (weighted average number
 of shares outstanding)                     4,841,750     1,434,250
Basic loss per share                     $      (0.22) $      (0.15)


Dilutive loss per share is not presented as there are no potentially dilutive items outstanding.

f. Revenue Recognition

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

g. Property, Plant and Equipment

Property, plant and equipment is carried at cost. Expenditures that extend the useful lives of existing buildings and equipment are capitalized. Maintenance and repairs are expensed as incurred. Coal exploration costs are expensed as incurred. Development costs applicable to the opening of new coal mines and certain mine expansion projects are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

The Company's coal reserves are controlled either through direct ownership or through leasing arrangements. Mining properties owned in fee represent owned coal properties carried at cost. Leased mineral rights represent leased coal properties carried at the cost of acquiring those leases. The leases are generally long-term in nature (original term 5 to 50 years or until the mineable and merchantable coal reserves are exhausted), and substantially all of the leases contain provisions that allow for automatic extension of the lease term as long as mining continues.

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

Depreciation of buildings, plant and equipment is calculated on the straight-line method over their estimated useful lives, which generally range from 15 to 30 years for building and plant, and 3 to 20 years for equipment. Assets under capital leases are amortized using the straight-line method over their useful lives, which generally range from 2 to 8 years, as ownership transfers to the Company at the end of the lease term. Amortization of assets under capital leases is included within Depreciation, depletion and amortization.

Amortization of development costs is computed using the units-of-production method over the estimated proven and probable reserve tons.

h. Advance Mining Royalties

Coal leases, which require minimum annual or advance payments and are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced. At December 31, 2003, advance mining royalties included in other noncurrent assets totaled $32,111.

i. Reclamation

The Federal Surface Mining Control and Reclamation Act ("SMCRA") establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. Estimates of the Company's total reclamation and mine-closing liabilities are based upon permit requirements and the Company's engineering expertise related to these requirements. The Company records its reclamation liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed is reviewed periodically by the Company's management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal revenue. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. Additionally, the Company performs a certain amount of required reclamation of disturbed acreage as an integral part of its normal mining process. These costs are expensed as incurred.

j. Workers' Compensation

The Company is liable for workers' compensation benefits for traumatic injuries under state workers' compensation laws in which it has operations. Workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. The Company's operations have workers' compensation coverage through a combination of either a self-insurance program, as a participant in a state run program, or by an insurance policy. The Company accrues for the self-insured liability by

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

recognizing cost when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability the Company utilizes the services of third party administrators who derive claim reserves from historical experience. These third parties provide information to independent actuaries, who after review and consultation with the Company with regards to actuarial assumptions, including discount rate, prepare an evaluation of the self-insured program liabilities.

k. Black Lung Benefits

The Company is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various states' statutes for the payment of medical and disability benefits to employees and their dependents resulting from occurrences of coal worker's pneumoconiosis disease (black lung). The Company provides for federal and state black lung claims principally through a self-insurance program. The Company uses the service cost method to account for its self-insured black lung obligation. The liability measured under the service cost method represents the discounted future estimated cost for former employees either receiving or projected to receive benefits, and the portion of the projected liability relative to prior service for active employees projected to receive benefits.

Expense for black lung under the service cost method represents the service cost, which is the portion of the present value of benefits allocated to the current year, interest on the accumulated benefit obligation, and amortization of unrecognized actuarial gains and losses. The Company amortizes unrecognized actuarial gains and losses over a five-year period.

Annual actuarial studies are prepared by independent actuaries using certain assumptions to determine the liability. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual Company experience and credible outside sources.

l. Newly Issued Accounting Pronouncements
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern.. However, currently, ECEI's mine production has moved beyond start-up production rates and is now generating an operating profit. Management is diligently working to further improve mining efficiencies and is also working to develop additional mining operations. All of these efforts will result in an improved cash flow.

NOTE 4 - STOCK TRANSACTIONS

On September 26, 2002 Jeff Holmes, President and Director of the Registrant sold 500,000 shares of common stock to Barbara Lechler. Ms. Lechler paid $150,000 for these shares from her personal funds. The shares represent 48.9% of the outstanding shares of the registrant and the transaction resulted in a change of control from Mr. Holmes to Ms. Lechler.

On October 24, 2002, the Company filed an S-8 offering registration with the Security and Exchange Commission whereby 2,000,000 shares of the Company's common stock. As of December 31, 2002 a total of 1,645,000 shares were issues as consulting fees and valued at a total of $164,500.

On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern.

In March of 2003, a total of 1,515,000 shares of the Company's common stock were issued for services to various individuals. The stock was valued at $75,750 and expensed in the statement of operations

In September and October a total of 175,000 shares of common stock was issued for legal and services and valued at $175,000.

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 5 - ACQUISITION

Eastern's assets acquired by the Company include a coal lease in Martin County, Kentucky that has been developed and is ready for coal mining operations. On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern. The common stock was valued at $1 per share. The mine itself is known as the Warfield mine. The mining equipment was delivered to the site the last week of August 2003 and Eastern started mining in the first of three sections on September 3, 2003. The Company plans to expand mining operations to the remaining sections in the second and third quarters of 2004.

The following proforma summary data for the period ending December 31, 2003 and 2002 presents the consolidated results of operations as if the acquisition of Eastern's assets and liabilities made on September 12, 2003 had occurred on January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as January 1, 2002 or of results that may occur in the future.
                                       Twelve Months Ended December 31,
                                              2003          2002
                                          -----------   -----------
Proforma Revenue                         $  2,075,484  $  1,274,544
Proforma Net Income                           508,108       240,483
Proforma net income per share            $        .03  $        .01

NOTE 6 - INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,343,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Deferred tax assets (liabilities) are comprised of the following:

                                                   For the Years Ended
                                                      December 31,
                                                 -------------------------
                                                  2003               2002
                                                ----------      -----------

Income tax benefit at statutory rate            $ 456,620      $    96,983
Change in valuation allowance                    (456,620)         (96,983)
                                                ---------       ----------
                                               $        -      $         -
                                                =========       ==========

The income tax benefit differs from the amount computed at federal statutory rates of approximately 34% as follows:

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

                                                   For the Years Ended
                                                      December 31,
                                                 -------------------------
                                                  2003               2002
                                                ----------      -----------
Income tax benefit at statutory rate           $   359,380     $     71,743
Tax Benefit due to Net Operating Loss             (359,380)         (71,743)

                                               $         -     $          -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Eastern's coal production operation has a varied and quite versatile number of potential customers for the coal mined and made available for sale. Eastern has elected to sell the current coal production on the spot market using KEC. This strategy has provided Eastern with a number of viable sales opportunities. KEC will solicit a contract for a portion of its coal production via a long term [2-5 years] contract. However, Consolidated believes that the current market conditions make it potentially more profitable to sell its current production on the spot market.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                 December 31,
                                     2003
                                 -----------
Buildings and equipment         $  1,473,864   $        0
Warfield Mine Improvements         4,024,099            0
                                 -----------    ---------
                                   5,497,963            0

Less accumulated depreciation,
 depletion and amortization         (239,183)           0

                                 -----------    ---------
Net property, plant and
 equipment                      $  5,258,780   $        0
                                 ===========    =========

Land, buildings and equipment includes depreciation and amortization expense for the year ended December 31, 2003 was $ 239,183.

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 9 - DEBT

The Company's debt is comprised of the following:

                                         December 31, December 31,
                                             2003          2002
                                         -----------   -----------
Convertible Debentures due 3/04 to 6/04 $  1,266,400  $          -
Debt due on Equipment                        514,017             -
Deferred Royalties                         1,268,118             -
Related Party Debt                           271,610             -
                                         -----------   -----------
                                           3,320,145             -
Amounts due within one year               (1,780,417)            -
                                         -----------   -----------
Total long term debt                    $  1,539,728  $          -
                                         ===========   ===========

The aggregate amounts of long-term debt maturities subsequent to December 31, 2003 are as follows:

    2004                  $   1,780,417
    2005                      1,539,728
                           ------------
         Total            $   3,320,145
                           ============

Total interest expense for the year ended December 31, 2003 was $60.740.

There following is a summary of the notes payable:

1) Related Party - Note to a related party for a vehicle being used by the Company. The note is a demand note and matures in 24 months. The balance of the note is $15,199 as of December 31, 2003 and interest at the rate of 8% is being accrued and matures November 2, 2004. Also, there is a note to Eastern Consolidated Coal Corp in the amount of $256,410 that has been advanced for operations.

2) A total of $1,266,400 has been issued for convertible debentures. The debentures matures in March through June 2004. The debentures holders will be paid interest at the rate of 10% prior to the debenture being converted to common stock. The conversion price of the debentures range from $.75 to $1.75 per common share.

3) Note to an individual for $514,017 for mining equipment used in the mine. The note calls for monthly payments of $21,598 and carries an interest rate of 8%. and matures in August 2005 The note is expected to be retired in 2004 due to the fact that the equipment is expected to be sold.

4) A total of $1,268,118 has been advanced to the Company for deferred royalties. The money will be repaid with royalties from production at the rate of $3.68 per ton until the deferred royalties are paid in full. There is not an interest provision on these deferred royalties.

Consolidated Energy, Inc.
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments as of December 31, 2003 and 2002:

Cash and cash equivalents: The carrying value approximates the fair value due to the short maturity of these instruments.

Short-term debt: The fair value estimate of the Company's debt obligations at December 31, 2003 is based on estimated borrowing rates used to discount the cash flows to their present value.

NOTE 11 - RELATED PARTIES

The Company is indebted to its President in the amount of $15,199 for a loan on a piece if equipment used by the Company. The Company is indebted to a related company, Eastern Consolidated Capital Corporation in the amount of $256,410 that has been advanced for operations. The Company has paid several directors for services in the amount of $90,914 during the year ended December 31, 2003.

NOTE 12 - STATUS OF SAUDI AMERICAN MINERALS, INC. ACQUISITION

In June of 2003, the Company signed a definitive agreement with Saudi American Minerals Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC. The acquisition of Saudi American will be accomplished with a stock exchange of two shares of Consolidated for every three shares of Saudi American. The total number of Saudi American shares owned and outstanding is 20,685,517. The total number of Consolidated shares used to obtain all of the Saudi American shares is 13,770,009. The acquisition will have the effect of transferring to CEI Holdings, a wholly owned subsidiary of Consolidated, one hundred percent (100%) of the ownership and rights to the items owned by or assigned to SAMI. This includes a USA patent #6,447,559 issued on September 10th of 2002 for so-called clean coal technology. Consolidated is currently assembling a registration statement on Form S-4 which will, when effective, register the shares to be issued to Saudi American to complete this transaction. Consolidated intends to file this registration statement with the SEC as soon as possible.