Form 10QSB
period 2004-03-31
CONSOLIDATED ENERGY INC
filed 2004-05-21
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
Act
     of 1934

                    For the Quarter Ended: March 31, 2004

[ ]  Transition Report Under Section 13 or 15(d) of the Securities  Exchange
Act
     of 1934

          For the Transition Period from _____________ to ____________

                         Commission File Number 0-25951
                                                -------

                            CONSOLIDATED ENERGY INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Nevada                                          86-0852222
-------------------------------                    -------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

   9900 West Sample Road, Suite 300, Coral Springs, Florida       33065
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

(1) Yes X    No     (2)  Yes X    No
       ---      ---         ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         9,424,609
-------------------------------                 ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2004

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

Consolidated Energy Inc.
Consolidated Balance Sheets
Unaudited
                                                  Mar 31, 2004  Dec 31, 2003
                                                  -----------   -----------
ASSETS
Current Assets:
 Cash                                            $    (23,877) $    174,432
 Accounts Receivables                                 102,879             -
 Other Current Assets                                  15,439        19,141
                                                  -----------   -----------
   Total Current Assets                                94,441       193,573
                                                  -----------   -----------
Fixed Assets:
 Lease Cost Warfield                                4,944,361     3,889,963
 Equipment, net of depreciation                     1,704,807     1,368,817
                                                  -----------   -----------
   Total Fixed Assets                               6,649,168     5,258,780
                                                  -----------   -----------
Other Assets:
 Deferred Royalty                                     495,358       507,358
 Prepaid Royalty and Mining Permits                    41,288        76,915
                                                  -----------   -----------
   Total Other Assets                                 536,646       584,273
                                                  -----------   -----------
Total Assets                                     $  7,280,255  $  6,036,626
                                                  ===========   ===========
LIABILITIES
Current Liabilities
 Accounts Payable and Accrued Expenses           $    821,084  $    493,424
 Royalty Payable                                       14,663        48,786
 Convertible Debentures                               584,399     1,266,400
 Notes Payable                                        514,017       514,017
                                                  -----------   -----------
   Total Current Liabilities                        1,934,163     2,322,627
                                                  -----------   -----------
Long-Term Liabilities:
 Notes Payable                                              -       271,610
 Notes Payable - Related Party                         15,199             -
 Deferred Royalties                                 1,526,023     1,268,118
                                                  -----------   -----------
   Total Long-Term Liabilities                      1,541,222     1,539,728
                                                  -----------   -----------
Total Liabilities                                   3,475,385     3,862,355
                                                  -----------   -----------
Commitments and Contingencies                               -             -

STOCKHOLDERS' EQUITY
 Common Stock
  50,000,000 authorized shares, with a par value
  of $.001, 9,424,609 and 7,358,000 issued and
  outstanding                                           9,425         7,358
 Additional Paid-in-Capital                         5,662,723     3,509,862
 Accumulated Surplus                               (1,867,278)   (1,342,949)
                                                  -----------   -----------
   Total Stockholders' Equity (Deficit)             3,804,870     2,174,271
                                                  -----------   -----------
Total Liabilities and Stockholders' Equity       $  7,280,255  $  6,036,626
                                                  ===========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Energy Inc.
Consolidated Statement of Operations

                                                  For the Three Months Ended
                                                  Mar 31, 2004  Mar 31, 2003
                                                  -----------   -----------
Revenues:
 Revenues                                        $    671,584  $          -
                                                  -----------   -----------
   Total Revenues                                     671,584             -

Cost of Revenues:
 Cost of Revenues                                     797,526             -
                                                  -----------   -----------
   Gross Profit                                      (125,942)            -

Expenses:
 Legal & Professional Fees                             46,634             -
 Consulting Fees                                       58,761        75,750
 Depreciation & Amortization                          156,588             -
 Other Expenses                                        87,943             -
                                                  -----------   -----------
                                                      349,926        75,750

                                                  -----------   -----------
   Net Income from Operations                        (475,868)      (75,750)

Other Expenses:
 Interest Expenses                                    (48,461)            -
                                                  -----------   -----------
Provision for Income Taxes:
 Income Tax Benefit (Expense)                               -             -
                                                  -----------   -----------
Net Income (Loss)                                $   (524,329) $    (75,750)
                                                  ===========   ===========

Basic and Diluted Earnings Per Common Share      $      (0.07) $      (0.02)
                                                  ===========   ===========
Weighted Average number of Common Shares
 used in per share calculations                     7,918,000     3,425,500
                                                  ===========   ===========









The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Energy Inc.
Consolidated Statement of Cashflows

                                                      Three Months Ended
                                                           March 31
                                                      2004          2003
                                                  -----------   -----------
Cash Flows from Operating Activities:
Net Income (Loss)                                $   (524,329) $    (75,750)

Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
 Depreciation & Amortization                          156,588             -
 Stock Issued for Services                             32,000        75,750
 Accounts Receivable                                 (102,879)            -
 Prepaid Expenses                                       3,702             -
 Deferred Royalties                                    12,000             -
 Prepaid Royalties                                     35,627             -
 Royalties Payable                                    (34,123)            -
 Accounts Payable                                     327,660             -
                                                  -----------   -----------
   Net Cash Used in Operating Activities              (93,754)            -
                                                  -----------   -----------
Cash Flows from Investing Activities:
 Fixed Assets                                        (391,976)            -
                                                  -----------   -----------
   Net Cash Used in Investing Activities             (391,976)            -
                                                  -----------   -----------

Cash Flows from Financing Activities:
 Deferred Royalties                                   257,905             -
 Notes Payable                                         29,516             -
                                                  -----------   -----------
   Net Cash Provided for Financing Activities         287,421             -
                                                  -----------   -----------
Net Increase (Decrease) in Cash                      (198,309)            -

Cash Balance,  Beginning of Period                    174,432             -
                                                  -----------   -----------
Cash Balance,  End of Period                     $    (23,877) $          -
                                                  ===========   ===========

Supplemental Disclosures:
 Cash Paid for interest                          $          -  $          -
 Cash Paid for income taxes                      $          -  $          -
 Stock Issued for Services                       $     32,000  $     75,750






The accompanying notes are an integral part of these consolidated financial statements.

                            Consolidated Energy, Inc.
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Currently, management is committed to cover all operating and other costs until sufficient revenues are generated. Management intends to issue convertible debentures as necessary to meet the Company's cash flow requirements.

NOTE 3 - COMMON STOCK

During the quarter ended March 31, 2004, the Company issued 2,066,609 shares of its Common stock for the following:

1. 320,000 shares were issued for business and consulting services valued at $32,000 pursuant to an existing plan registered on Form S-8.
2. 700,000 shares were issued for acquisition of a coal lease valued at $1,050,000.
3. 946,609 shares were issued to extinguish $832,000 in debt.
4. 100,000 shares were issued pursuant to a private placement to an accredited investor for aggregate proceeds of $125,000.

NOTE 4   ACQUISITION

On September 12, 2003, the Company acquired Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern.

Eastern's assets acquired by the Company include a coal lease in Martin County, Kentucky that had been partially developed and coal mining operations have begun. The mine itself is known as the Warfield mine. The mining equipment was delivered to the site the last week of August 2003 and Eastern started mining in the first of three sections on September 3, 2003.

                            Consolidated Energy, Inc.
                        Notes to the Financial Statements


NOTE 4   ACQUISITION (Continued)

The Company initially planned to expand mining operations to the remaining sections in the first and second quarter of 2004. However, the production capacity of the available equipment and the strong market value of a washed Alma-seam coal has motivated management to accelerate the mid-term plans of adding a washing facility to the Warfield operation and to do additional mine development in anticipation of the addition of a coal washing facility.

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

Business of the Company
-----------------------
On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern.
Eastern's assets acquired by the Company include a coal lease in Martin County, Kentucky that has been developed and is now operating. The mine itself is known as the Warfield mine. The mining equipment was delivered to the site the last week of August 2003 and mining operations started in the first of three sections in September 2003.

The third quarter of 2003 and, more particularly, the first quarter of 2004 were used to evaluate and prepare for a high production underground mine at Warfield. Improvements were made and several tests were conducted to determine the most advantageous mining format for the Warfield underground mine. For instance, the belt line was made ready for high production, and two different miners have been introduced, used and evaluated to determine which combination of equipment will be most conducive to producing maximum production levels. As a result of the tests, management has been able to determine which combinations will be most productive. The Company has ordered a set of the selected equipment and expects to take delivery of this equipment by the end of June, 2004. The Warfield operation will continue to train personnel and mine coal while taking the necessary time to more fully develop the mine until taking delivery of the next set of equipment which will provide for more efficient production.

The current market value of a washed Alma-seam coal has motivated management to accelerate the Company's mid-term plans to add a coal washing facility to the Warfield operation and to do additional mine development in preparation for the coal washing facility. The Warfield mining operation, in response to management's previous direction, began developing several mining sections within the Alma seam. To date, this development activity has produced a marginal amount of coal. However, this mine development will allow the Company to establish two working sections with two production shifts in each working section once the ordered equipment is delivered and made mine ready. Management estimates that the Company will be able to implement this plan in the third and fourth quarter of 2004.

Eastern is being operated as a wholly-owned subsidiary of the Company. The results of operations below reflect the financial condition of the combined entity, including the operations of the subsidiary. Because neither the Company nor Eastern had any operations prior to June 2003, the comparison of prior year periods is not relevant to the discussion of operations.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
For the period ended March 31, 2004
-----------------------------------
For the period ended March 31, 2004, the Company had revenues of $671,584 with cost of revenues of $797,526, for a loss of $125,942. Expenses for the three months ended March 31, 2004 totaled $349,926, including $46,634 in legal and professional fees, $58,761 in consulting fees, $156,588 in depreciation and amortization and $87,943 in other expenses.

Including interest expense of $48,461, the Company reported a net loss from operations of $524,329, or $.07 per share based on a weighted average of 7,918,000 common shares.

Mining operations are conducted through the Company's subsidiary, Eastern.
The first 180 days associated with the mining operations consisted of making the mine ready, interviewing and hiring employees and establishing vendors, receiving mining consumables, and testing and evaluating equipment, and other start up activities. Eastern elected to use the first quarter of 2004 to more fully develop the Warfield mine. Eastern added a second operating shift in March of 2004. This second shift overtaxed the existing equipment beyond the equipment's ability to maintain acceptable coal production. Therefore, management decided to suspend the second production shift and to redeploy assets to further the development of the mine.

The Company is negotiating for a temporary coarse-coal washing facility to be established on the Warfield property as early as the third quarter of 2004. Management will reactivate a second production shift as additional mining equipment is received and made "mine ready" and the temporary washing facility is made ready to wash the coal being produced from the Alma coal seam. All of the coal mined from the Warfield operation is being sold under several existing contracts.

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

At March 31, 2004, the Company had current assets of $94,441, consisting of $102,879 in accounts receivable and $15,439 in other assets, minus $23,877 in a bank overdraft. Management established an overdraft line with its current bank using the Company's accounts receivable as collateral to support the overdraft. The Company had current liabilities of $1,934,163, consisting of $821,084 in accounts payable and accrued expenses, $14,663 in royalty payable, $584,399 in convertible debentures, and $514,017 in notes payable, for a working capital deficit of $1,839,722. The Company intends to address this working capital deficit and fund operations by issuing convertible debentures that the Company must retire or convert to stock within 12 months.

At March 31, 2004, the Company had long-term liabilities of $1,541,222 consisting of notes payable to related parties and deferred royalties.

Most of the above liabilities were incurred as a result of mining start up. Mining start up consists of mine preparations costs, equipment purchases, shop building costs, engineering costs, workman's compensation deposit, parts and supplies inventory and prepaid royalty costs. $1,526,023 of the long-term debt is being paid under a royalty payment plan. Management anticipates that this debt should be paid off within twenty four months.

Of the current liabilities, $514,017 was incurred as a result of equipment acquisition. This debt is being retired with monthly payments. Management expects that the $584,399 of the current liabilities for convertible debentures and the $821,084 in accounts payable and accrued expenses will be paid out of increased revenues and/or additional convertible debentures.

At March 31, 2004, the Company had fixed assets of $6,649,168 consisting of the Warfield Mine lease and equipment (net of depreciation). The Company had other assets of $536,646, consisting of deferred royalty and prepaid royalty and mining permits.

Management intends to retire the short term debt through revenues generated by increase production from; (1) adding shifts to the existing Alma seam mining operation; (2) opening an additional mining section within the same Alma seam, and (3) by issuing convertible debentures.

For the period ended March 31, 2004, cash flows used by operating activities totaled $93,754. Cash used by investing activities totaled $391,976 for the purchase of mining equipment. Cash provided by financing activities totaled $287,421 for proceeds from notes payable and deferred royalties.

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

Consolidated is currently assembling a registration statement on Form S-4 which will, when effective, register the shares to be issued to Saudi American to complete this transaction. The filing has been delayed due to the preparation of updated financial materials as well as the search for adequate financing to fund continuing operations once the registration is filed and while it is under review. However, Consolidated intends to file this registration statement with the SEC as soon as possible.

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

The Company has estimated the costs of the acquisition to be approximately $50,000. Management intends to fund the cost of the acquisition by issuing convertible debentures or through increased revenues from mining operations. The acquisition will be complete upon receiving an effective date on the registration statement on Form S-4 to be filed with the SEC.

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

Subsequent to the date of the financial statements included in this report, the Company has activated its natural gas and oil well drilling and exploration efforts and plans to have completed drilling on some of its first group of wells by mid June, 2004. This additional activity is consistent with
management's long term plan to become a multifaceted energy supplier.   These
wells will be drilled on leases presently held by the company. The initial wells are already under permit and additional permits are being prepared in the Central Appalachian region of Eastern Kentucky. Eastern Kentucky has historically been an enormous supplier of natural gas and still contains some of the most abundant gas reserves in the nation. The company will fund this activity by selling a percentage of the working interest in the gas wells being developed. As funding is available, the Company's plans are to continue the further acquisition of gas and oil leases for further exploration, development and production in the region.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a_15 or Rule 15d_15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officer believes that our disclosure controls and procedures (as defined in Rule 13a_15(e) or Rule 15d_15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.


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

ITEM 2. CHANGES IN SECURITIES

Pursuant to the requirements of Item 701 of Regulation SB, the Company is disclosing the issuance of securities during the quarter ended March 31, 2004 that were not registered under the Securities Act as follows:

 - The Company issued 700,000 shares for acquisition of a coal lease valued at $1,050,000.

 - The Company issued 946,609 shares to extinguish $832,000 in debt.

 - The Company issued 100,000 shares pursuant to a private placement to an accredited investor for aggregate proceeds of $125,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
Exhibit 31.01 - Certification of Principal Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02 - Certification of Principal Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01 - Certification of Principal Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.02 - Certification of Principal Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.
        --------------------
None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                CONSOLIDATED ENERGY INC.


Date: May 21, 2004              By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: May 21, 2004              By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)