Form 10QSB
period 2004-06-30
CONSOLIDATED ENERGY INC
filed 2004-08-16
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
Act
     of 1934

                    For the Quarter Ended: June 30, 2004

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

(1) Yes X    No     (2)  Yes X    No
       ---      ---         ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         9,564,609
-------------------------------                 ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of July 31, 2004

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

Consolidated Energy Inc.
Consolidated Balance Sheets
Unaudited
                                                  Jun 30, 2004  Dec 31, 2003
ASSETS                                             -----------   -----------
Current Assets:
 Cash                                             $          -  $    174,432
 Accounts Receivables                                   67,768             -
 Other Current Assets                                   14,044        19,141
                                                  -----------   -----------
   Total Current Assets                                 81,812       193,573
                                                   -----------   -----------
Fixed Assets:
 Lease Cost Warfield                                 4,843,758     3,889,963
 Equipment, net of depreciation                      1,721,244     1,368,817
                                                   -----------   -----------
   Total Fixed Assets                                6,565,002     5,258,780
                                                   -----------   -----------
Other Assets:
 Deferred Royalty                                      495,358       507,358
 Prepaid Royalty and Mining Permits                     40,273        76,915
                                                   -----------   -----------
   Total Other Assets                                  535,631       584,273
                                                   -----------   -----------
Total Assets                                      $  7,182,445  $  6,036,626
                                                   ===========   ===========
LIABILITIES
Current Liabilities
 Accounts Payable and Accrued Expenses            $  1,138,258  $    493,424
 Cash Overdraft                                         20,858             -
 Royalty Payable                                       180,121        48,786
 Convertible Debentures                                659,399     1,266,400
 Notes Payable                                         514,017       514,017
                                                   -----------   -----------
   Total Current Liabilities                         2,512,653     2,322,627
                                                   -----------   -----------
Long-Term Liabilities:
 Notes Payable                                         315,204       271,610
 Notes Payable - Related Party                         250,346             -
 Deferred Royalties                                  1,096,847     1,268,118
                                                   -----------   -----------
   Total Long-Term Liabilities                       1,662,397     1,539,728
                                                   -----------   -----------
   Total Liabilities                                 4,175,050     3,862,355
                                                   -----------   -----------
Commitments and Contingencies                                -             -

STOCKHOLDERS' EQUITY
 Common Stock,50,000,000 authorized shares,
  with par value of $.001, 9,564,609 and
  7,358,000 shares issued and outstanding                9,565         7,358
 Additional Paid-in-Capital                          5,732,583     3,509,862
 Accumulated Surplus                                (2,734,753)   (1,342,949)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)              3,007,395     2,174,271
                                                   -----------   -----------
Total Liabilities and Stockholders' Equity        $  7,182,445  $  6,036,626
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
Consolidated Statement of Operations
(Unaudited)

                                                        For the Three Months Ended   For the Six Months Ended
                                                        Jun 30, 2004  Jun 30, 2003  Jun 30, 2004  Jun 30, 2003
                                                         -----------   -----------   -----------   -----------
Revenues:
Revenues                                                $    365,826  $          -  $  1,037,409  $          -
                                                         -----------   -----------   -----------   -----------
Total Revenues                                               365,826             -     1,037,409             -

Cost of Revenues:
Cost of Revenues                                             799,327             -     1,596,853             -
                                                         -----------   -----------   -----------   -----------
Gross Profit                                                (433,501)            -      (559,444)            -
Expenses:
Legal & Professional Fees                                     28,958        24,874        75,592        24,874
Consulting Fees                                              102,803        10,616       161,564        86,366
Depreciation & Amortization                                  171,508             -       328,097             -
Other Expenses                                               108,262           758       196,204           758
                                                         -----------   -----------   -----------   -----------
                                                             411,531        36,248       761,457       111,998
                                                         -----------   -----------   -----------   -----------
Net Income from Operations                                  (845,032)      (36,248)   (1,320,901)     (111,998)

Other Expenses:
Interest Expenses                                            (22,442)            -       (70,903)            -
                                                         -----------   -----------   -----------   -----------
Provision for Income Taxes:
Income Tax Benefit (Expense)                                       -             -             -             -
                                                         -----------   -----------   -----------   -----------
Net Income (Loss)                                       $   (867,474) $    (36,248) $ (1,391,804) $   (111,998)
                                                         -----------   -----------   -----------   -----------

Basic and Diluted Earnings Per Common Share                    (0.09)        (0.01)        (0.15)        (0.03)
                                                         -----------   -----------   -----------   -----------
Weighted Average number of Common Shares
used in per share calculations                             9,564,609     4,183,000     9,184,880     4,183,000
                                                         -----------   -----------   -----------   -----------





The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
Consolidated Statement of Cashflows
(Unaudited)
                                                   Six Months Ended June 30,
                                                       2004         2003
                                                   -----------   -----------
Cash Flows from Operating Activities:
Net Income (Loss)                                 $ (1,391,804) $   (111,998)

Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
 Depreciation & Amortization                           328,097             -
 Stock Issued for Services                             102,000        75,750
 Accounts Receivable                                   (67,768)            -
 Prepaid Expenses                                        5,097           (82)
 Deferred Royalties                                     12,000             -
 Prepaid Royalties                                      36,642             -
 Royalties Payable                                     131,333             -
 Accounts Payable                                      644,836        36,330
                                                   -----------   -----------

   Net Cash Used in Operating Activities          $   (199,567)            -
                                                   -----------   -----------
Cash Flows from Investing Activities:
 Fixed Assets                                         (118,392)            -
                                                   -----------   -----------
   Net Cash Used in Investing Activities              (118,392)            -
                                                   -----------   -----------
Cash Flows from Financing Activities:
 Deferred Royalties                                   (171,271)            -
 Notes Payable                                         293,940             -
                                                   -----------   -----------
   Net Cash Provided for Financing Activities          122,669             -
                                                   -----------   -----------
Net Increase (Decrease) in Cash                       (195,290)            -

Cash Balance, Beginning of Period                      174,432             -
                                                   -----------   -----------
Cash Balance, End of Period                       $    (20,858) $          -
                                                   ===========   ===========

Supplemental Disclosures:
Cash Paid for interest                            $          -  $          -
Cash Paid for income taxes                        $          -  $          -
Stock Issued for Services                         $    102,000  $     75,750




The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED ENERGY INC.
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.


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

NOTE 3 - COMMON STOCK
During the quarter ended June 30, 2004, the Company issued 140,000 shares of common stock for consulting services. The shares were valued at $70,000 and included in consulting expenses.

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

Business of the Company
-----------------------
On September 12, 2003, Consolidated Energy, Inc. (the "Company") acquired Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"). Eastern's assets acquired by the Company include a coal lease in Martin County, Kentucky that has been developed and is now operating. The mine itself is known as the Warfield mine.

Eastern has completed the first and second phase of underground mine development in the Alma seam of coal at the Warfield mine. This first and second phase of mine development was completed in July of 2004. This mine development will enable Eastern to have two active working sections even though at present only one section is in production. However the second prepared section provides for immediate additional production as soon as Eastern acquires some high production equipment which can be placed in this dormant but ready mining section. The current active section is being mined using two production shifts and one maintenance shift. This active section is supplied with low production equipment which allows Eastern to produce as much as 15,000 tons of mined coal per month. The produced coal is being sold via spot sales week to week.

Negotiations are being conducted for long term sales contracts for the coal being mined at Warfield. Negotiations are also being conducted for capital which will be used to further develop the Warfield coal reserves and the Warfield mining operations.

Eastern has initiated discussions with the N & S Railroad in an effort to obtain an existing rail siding strategically located near the Warfield mine. Eastern plans to conduct additional discussions to secure an appropriately located rail loading site. Management believes that a rail siding will allow Eastern to increase the number of customers with interest in the Warfield production. This increased number of potential customers will help insure future sales from the increased coal production at Warfield.

Eastern has determined that a coal preparation or coal washing facility is needed at the Warfield mine in order to maximize the profitability of the Warfield operation. The Eastern engineers have developed a plan for the erection of such a facility. These plans have been submitted to the appropriate governing authorities seeking the necessary permits. Eastern expects to have permits approving the coal preparation facility during the fourth quarter of 2004. The Warfield washed coal will command an additional twelve to fifteen dollars per ton for each ton of coal produced, washed and sold with washing costs estimated to be between three and four dollars per ton. Eastern has also requested permits to develop the surface mine coal reserves located near Warfield. Management expects to receive approved permits for this activity during the fourth quarter of 2004.

Eastern Kentucky has historically been an enormous supplier of natural gas and still contains some of the most abundant gas reserves in the nation. In order to capitalize on this opportunity, Consolidated has acquired 400 acres which are permitted in Morgan County to explore and develop the gas reserves. The Company will refurbish one existing gas well which shows significant production capacity. The Company is making plans to establish a delivery line to the main gas line from the existing well and the anticipated other wells which have already been permitted. This main line is approximately one half mile from the 400 acre reserve. This gas activity is consistent with management's long term plan to become a multifaceted energy supplier. The Company will fund this activity by selling a percentage of the working interest in the gas wells being developed. As funding is available, the Company's plans are to continue the further acquisition of gas and oil leases for further exploration, development and production in the region.

Eastern is being operated as a wholly-owned subsidiary of the Company. The results of operations below reflect the financial condition of the combined entities, including the operations of the subsidiary. Because neither the Company nor Eastern had any operations prior to June 2003, the comparison of prior year periods is not relevant to the discussion of operations.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
For the period ended June 30, 2004
-----------------------------------
For the three and six month period ended June 30, 2004, the Company had revenues of $365,826 and $1,037,409, respectively, with cost of revenues of $799,327 and $1,596,853, for gross losses of $433,501 and 559,444, respectively. Expenses for the three and six months ended June 30, 2004 totaled $411,531 and $761,457, respectively, consisting primarily of consulting fees, depreciation and amortization and other expenses. Including interest expenses of $22,442 and $70,903, respectively, the Company reported a net losses from operations of $867,474 and $1,391,804, or $.09 and $.15 per share.

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

At June 30, 2004, the Company had current assets of $81,812, consisting of $67,768 in accounts receivable and $14,044 in other assets. The Company had current liabilities of $2,512,653, consisting of $1,138,258 in accounts payable and accrued expenses, $180,121 in royalty payable, $659,399 in convertible debentures, $514,017 in notes payable, and $20,858 in a bank overdraft for a working capital deficit of $2,430,841. Management established an overdraft line with its current bank using the Company's accounts receivable as collateral to support the overdraft.

At June 30, 2004, the Company had long-term liabilities of $1,662,397 consisting of notes payable and deferred royalties.

At June 30, 2004, the Company had fixed assets of $6,565,002 consisting of the Warfield Mine lease and equipment (net of depreciation). The Company had other assets of $535,631, consisting of deferred royalty and prepaid royalty and mining permits.

Management intends to retire the short term debt through revenues generated by increase production from; (1) adding shifts to the existing Alma seam mining operation; (2) opening an additional mining section within the same Alma seam, and (3) by issuing convertible debentures.

For the period ended June 30, 2004, cash flows used by operating activities totaled $199,567. Cash used by investing activities totaled $118,392 for the purchase of mining equipment. Cash provided by financing activities totaled $122,940, including proceeds from notes payable offset by payments on deferred royalties.

In addition to the liabilities associated with the acquisition of mining operations, the Company has incurred significant consulting expenses related to its search for alternative business opportunities as well as ongoing expenses associated with maintaining its corporate status and professional fees associated with accounting and legal costs required to maintain its SEC filing obligations and corporate status. At June 2004, the Company's revenues are not sufficient to cover its operating costs, therefore there is substantial doubt about its ability to continue as a going concern. Management's plans to address this problem include the increase in production activities discussed above, and:

1. Issuing additional convertible debentures and/or obtaining funding through other arrangements;

2. Developing an arrangement with others that will allow Eastern to collect royalty payments for mining operations conducted on reserves that are contiguous with Eastern's reserves;

3. Signing sub-leases for coal reserves controlled by Eastern for which Eastern expects to receive royalty payments when these reserves are mined and sold.

Merger with Saudi American Minerals, Inc.
-----------------------------------------
In June 2003, the Company signed a definitive agreement with Saudi American Minerals Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC. The Company has been assembling a registration statement on Form S-4 related to the planned acquisition of Saudi American Minerals Inc. ("Saudi American"). The Company hopes to submit the S-4 to the SEC for review no later than August 2004. Saudi American owns a clean technology that the Company plans to further develop and license. In anticipation of the SEC'S approval of the Company'S acquisition of Saudi American, the Company has worked to forward the clean coal technology through testing and development. The Company is also establishing plans for the next testing and developmental phase of the technology. The most recent tests that were conducted on the technology provided verification that the technology does remove over 95% of the mercury inherent in coal. This result was most encouraging to management and the Company is now developing a follow-up set of tests which are designed to answer questions that have been posed by several potential licensees of the technology. The Company has plans to promote the technology national and internationally once testing and development are completed.

Management intends to fund the cost of the acquisition by issuing convertible debentures or through increased revenues from mining operations. The acquisition will be complete upon receiving an effective date on the registration statement on Form S-4 to be filed with the SEC.

Although the Eastern coal mining operations and the Saudi American transaction are the primary focus of the Company, management is continuing to look at other possible business combinations and acquisitions. As the Company has only limited resources, it has been and may continue to be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

Pursuant to the requirements of Item 701 of Regulation SB, the Company is disclosing the issuance of securities during the quarter ended June 30, 2004 that were not registered under the Securities Act as follows:

During the quarter ended June 30, 2004, the Company issued 140,000 shares of its common stock to a consultant for services rendered. The shares were issued were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or
Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

                                CONSOLIDATED ENERGY INC.


Date: August 16, 2004              By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: August 16, 2004              By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)