Form 10QSB
period 2004-09-30
CONSOLIDATED ENERGY INC
filed 2004-11-12
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
Act
     of 1934

                    For the Quarter Ended: September 30, 2004

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

(1) Yes X    No     (2)  Yes X    No
       ---      ---         ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         9,564,609
-------------------------------                 ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2004

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

Consolidated Energy Inc.
Consolidated Balance Sheets
Unaudited
                                                  Sep 30, 2004  Dec 31, 2003
ASSETS                                             -----------   -----------
Current Assets:
 Cash                                             $     42,902  $    174,432
 Accounts Receivables                                   47,174             -
 Other Current Assets                                   23,732        19,141
                                                  -----------   -----------
   Total Current Assets                                113,808       193,573
                                                   -----------   -----------
Fixed Assets:
 Lease Cost Warfield                                 5,070,935     3,889,963
 Equipment, net of depreciation                      1,899,500     1,368,817
                                                   -----------   -----------
   Total Fixed Assets                                6,970,435     5,258,780
                                                   -----------   -----------
Other Assets:
 Deferred Royalty                                      495,358       507,358
 Prepaid Royalty and Mining Permits                     37,500        76,915
                                                   -----------   -----------
   Total Other Assets                                  532,858       584,273
                                                   -----------   -----------
Total Assets                                      $  7,617,101  $  6,036,626
                                                   ===========   ===========
LIABILITIES
Current Liabilities
 Accounts Payable and Accrued Expenses            $  1,475,740  $    493,424
 Royalty Payable                                       292,684        48,786
 Convertible Debentures                                709,399     1,266,400
 Notes Payable                                         514,016       514,017
                                                   -----------   -----------
   Total Current Liabilities                         2,991,839     2,322,627
                                                   -----------   -----------
Long-Term Liabilities:
 Notes Payable                                         182,076       271,610
 Notes Payable - Related Party                         503,960             -
 Deferred Royalties                                  1,022,132     1,268,118
                                                   -----------   -----------
   Total Long-Term Liabilities                       1,708,168     1,539,728
                                                   -----------   -----------
   Total Liabilities                                 4,700,007     3,862,355
                                                   -----------   -----------
Commitments and Contingencies                                -             -

STOCKHOLDERS' EQUITY
 Common Stock,50,000,000 authorized shares,
  with par value of $.001, 9,564,609 and
  7,358,000 shares issued and outstanding                9,565         7,358
 Additional Paid-in-Capital                          5,732,583     3,509,862
 Retained Earnings                                  (2,825,054)   (1,342,949)
                                                   -----------   -----------
   Total Stockholders' Equity (Deficit)              2,917,094     2,174,271
                                                   -----------   -----------
Total Liabilities and Stockholders' Equity        $  7,617,101  $  6,036,626
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
Consolidated Statement of Operations
(Unaudited)

                                                        For the Three Months Ended  For the Nine Months Ended
                                                        Sep 30, 2004  Sep 30, 2003  Sep 30, 2004  Sep 30, 2003
                                                         -----------   -----------   -----------   -----------
Revenues:
Revenues                                                $  1,143,459  $     83,109  $  2,180,868  $     83,109
                                                         -----------   -----------   -----------   -----------
Total Revenues                                             1,143,459        83,109     2,180,868        83,109

Cost of Revenues:
Cost of Revenues                                             768,611       154,110     2,365,464       154,110
                                                         -----------   -----------   -----------   -----------
Gross Profit                                                 374,848       (71,001)     (184,596)      (71,001)
Expenses:
Legal & Professional Fees                                     67,689       112,607       143,281       137,481
Consulting Fees                                               55,910        30,820       217,474       117,186
Depreciation & Amortization                                  175,810        28,108       503,907        28,108
Other Expenses                                               154,144        34,737       350,348        35,538
                                                         -----------   -----------   -----------   -----------
                                                             453,553       206,272     1,215,010       318,313
                                                         -----------   -----------   -----------   -----------
Net Income from Operations                                   (78,705)     (277,273)   (1,399,606)     (389,314)

Other Expenses:
Interest Expenses                                            (11,596)      (10,650)      (82,499)      (10,650)
                                                         -----------   -----------   -----------   -----------
Provision for Income Taxes:
Income Tax Benefit (Expense)                                       -             -             -             -
                                                         -----------   -----------   -----------   -----------
Net Income (Loss)                                       $    (90,301) $   (287,293) $ (1,482,105) $   (399,964)
                                                         ===========   ===========   ===========   ===========

Basic and Diluted Earnings Per Common Share             $      (0.01) $      (0.06) $      (0.16) $      (0.09)
                                                         ===========   ===========   ===========   ===========
Weighted Average number of Common Shares
used in per share calculations                             9,564,609     5,216,333     9,373,317     4,527,444
                                                         ===========   ===========   ===========   ===========





The accompanying notes are an integral part of these financial statements.

Consolidated Energy Inc.
Consolidated Statement of Cashflows
(Unaudited)
                                                   Nine Months Ended Sep 30,
                                                       2004         2003
                                                   -----------   -----------
Cash Flows from Operating Activities:
Net Income (Loss)                                 $ (1,482,105) $   (399,964)

Adjustments to reconcile net loss to net cash
provided (used) to operating activities:
 Depreciation & Amortization                           503,907        28,108
 Stock Issued for Services                             102,000       175,750
 Accounts Receivable                                   (47,174)            -
 Prepaid Expenses                                       (4,591)            -
 Deferred Royalties                                     12,000             -
 Prepaid Royalties                                      39,415             -
 Accrued Interest                                            -        10,650
 Royalties Payable                                     243,898             -
 Accounts Payable                                      982,315        40,730
                                                   -----------   -----------

   Net Cash Used in Operating Activities          $    349,665      (144,726)
                                                   -----------   -----------
Cash Flows from Investing Activities:
 Fixed Assets                                       (1,060,562)            -
                                                   -----------   -----------
   Net Cash Used in Investing Activities            (1,060,562)            -
                                                   -----------   -----------
Cash Flows from Financing Activities:
 Deferred Royalties                                   (245,986)            -
 Convertible Debentures                                469,919             -
 Additional Paid In Capital                             25,000             -
 Notes Payable - related Party                         503,960             -
 Notes Payable                                          89,534       180,021
                                                   -----------   -----------
   Net Cash Provided for Financing Activities          842,427       180,021
                                                   -----------   -----------
Net Increase (Decrease) in Cash                        131,530        35,295

Cash Balance, Beginning of Period                      174,432             -
                                                   -----------   -----------
Cash Balance, End of Period                       $     42,902  $     35,295
                                                   ===========   ===========

Supplemental Disclosures:
Cash Paid for interest                            $     82,499  $     10,650
Cash Paid for income taxes                        $          -  $          -
Stock Issued for Services                         $    102,000  $    175,750




The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED ENERGY INC.
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern as of September 30, 2004.

NOTE 3 - COMMON STOCK

During the quarter ended September 30, 2004, the Company did not issue any common stock.

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

Eastern has completed the first and second phase of underground mine development in the Alma seam of coal at the Warfield mine. This first and second phase of mine development was completed in July of 2004. This mine development will enable Eastern to have two active working sections even though at present only one section is in production. However the second prepared section provides for immediate additional production as soon as Eastern acquires high production equipment which can be placed in this dormant but prepared mining section. The current active section is being mined using one production shift and one maintenance shift. Earlier, the company had employed a second production shift in the Alma seam. However, management, in order to conserve manpower, suspended the second production shift until the company is able to upgrade the mining equipment. A single production shift is currently mining using low production equipment which allows Eastern to produce as much as 10,000 tons of mined coal per month. Management anticipates that when high production equipment is obtained and installed into both existing sections, Eastern will employ two production shifts and one maintenance shift per section. When these four production shifts are implemented, management expects that production will reach 50,000 to 60,000 tons per month from the Alma seam at Warfield. Much of the coal currently being produced is being sold via spot sales week to week.

Eastern completed the negotiations and executed an agreement with American Electric Power (AEP) for a long-term coal supply contract for Kentucky Power Company's ("KPC") Big Sandy Plant on September 25, 2004. The contract has a face value of more than $73,000,000 with additional incentives. The contract provides that ECEI will deliver to the Big Sandy plant a minimum of 40,000 tons per month from one of several coal reserves held by ECEI beginning no later than March 1st 2005 and continuing until February 29th 2008. Eastern is solidifying plans to access two separate reserves held by Eastern which contain coal capable of satisfying the coal contract with AEP.

One of the coal reserves held by Eastern, which contains coal with the quality necessary to satisfy the AEP contract, is referred to as the Pond Creek coal reserve. The Pond Creek reserve is located 90 feet directly under the Alma seam at Warfield. Eastern has completed initial engineering which would allow Eastern to slope down from the existing Alma mine at Warfield, into the Pond Creek seam. The slope construction, which calls for three separate slopes, and the subsequent Pond Creek mining activity will be conducted by Eastern's existing management and labor.

Eastern initiated discussions with the N & S Railroad in an effort to obtain an existing rail siding strategically located near the Warfield mine. Eastern plans to conduct additional discussions to secure an appropriately located rail loading site. Management believes that a rail siding will allow Eastern to increase the number of customers with interest in the Warfield production. This increased number of potential customers will help insure future sales from the increased coal production at Warfield.

Eastern has determined that a coal preparation or coal "washing facility" is needed at the Warfield mine in order to maximize the profitability of the Warfield operation. Eastern's engineers have developed a plan for the installation of a washing facility at the Warfield mine. We are still expecting to have permits related to the construction of a washing facility in hand by the fourth quarter of 2004. Management believes that the washing costs associated with washing the Warfield coal will be between three and four dollars per ton, and estimates that the value of the coal will be elevated approximately twelve to fifteen dollars per ton.

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

Eastern is being operated as a wholly-owned subsidiary of the Company. The results of operations below reflect the financial condition of the combined entities, including the operations of the subsidiary. Because neither the Company nor Eastern had any operations prior to September 2003, the comparison of prior year periods is not relevant to the discussion of operations.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
For the Nine Month Period Ended September 30, 2004
--------------------------------------------------
For the nine month period ended September 30, 2004, the Company had revenues of $2,180,868, with cost of revenues of $2,365,464 for a gross loss of $184,596. Expenses for the nine months ended September 30, 2004 totaled $1,215,010, consisting of legal and professional fees, consulting fees, depreciation and amortization and other expenses. Including interest expenses of $82,499, the Company reported a net loss from operations of $1,482,105, or $.16 per share.

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

At September 30, 2004, the Company had current assets of $113,808, consisting of $42,902 in cash, $47,174 in accounts receivable and $23,732 in other assets. The Company had current liabilities of $2,991,839, consisting of $1,475,740 in accounts payable and accrued expenses, $292,684 in royalty payable, $709,399 in convertible debentures, and $514,016 in notes payable, for a working capital deficit of $2,878,031.

At September 30, 2004, the Company had long-term liabilities of $1,708,168 consisting of notes payable and deferred royalties.

At September 30, 2004, the Company had fixed assets of $6,970,435 consisting of the Warfield Mine lease and equipment (net of depreciation). The Company had other assets of $532,858, consisting of deferred royalty and prepaid royalty and mining permits.

Management intends to retire the short term debt through revenues generated by increase production from; (1) adding shifts to the existing Alma seam mining operation; (2) opening an additional mining section within the same Alma seam, and (3) by issuing convertible debentures.

For the period ended September 30, 2004, cash flows used by operating activities totaled $349,665. Cash used by investing activities totaled $1,060,562 for the purchase of mining equipment. Cash provided by financing activities totaled $842,427, including proceeds from notes payable, the issuance of convertible debentures, and additional paid in capital, offset by payments on deferred royalties.

In addition to the liabilities associated with the acquisition of mining operations, the Company has incurred significant consulting expenses related to its search for alternative business opportunities as well as ongoing expenses associated with maintaining its corporate status and professional fees associated with accounting and legal costs required to maintain its SEC filing obligations and corporate status. At September 30, 2004, the Company's revenues are not sufficient to cover its operating costs, therefore there is substantial doubt about its ability to continue as a going concern. Management's plans to address this problem include the increase in production activities discussed above, and:

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

Merger with Saudi American Minerals, Inc.
-----------------------------------------
In June 2003, the Company signed a definitive agreement with Saudi American Minerals Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC. The Company has been assembling a registration statement on Form S-4 related to the planned acquisition of Saudi American Minerals Inc. ("Saudi American"). The Company hopes to submit the S-4 to the SEC for review as soon as possible.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

On October 22, 2004, the Company received a resignation letter from director Steven A. Hicks from the board of directors. Mr. Hicks has resigned to pursue other opportunities.

On September 25, 2004, Eastern Consolidated Energy Inc. ("Eastern") a wholly owned subsidiary of Consolidated Energy Inc. (the "Company") executed an agreement with American Electric Power (AEP) for a coal supply contract for Kentucky Power Company's Big Sandy Plant. The contract provides that Eastern will deliver to the Big Sandy Plant, a minimum of 40,000 tons per month from one of several coal reserves held by Eastern beginning no later than March 1, 2005 and continuing until February 29, 2008.

Additionally, the contract allows for Eastern to delivery up to 20,000 tons per month at the option of Eastern commencing October 1, 2004 and continuing until the primary contract begins March 1, 2005.

The full text of the agreement is attached as an exhibit to this filing.

ITEM 6. EXHIBITS

Exhibit 10.15   Coal Purchase and Sale Agreement

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

                                CONSOLIDATED ENERGY INC.


Date: November 12, 2004            By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: November 12, 2004            By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)