Form 10KSB
period 2004-12-31
CONSOLIDATED ENERGY INC
filed 2005-04-15
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2004
                                     -----------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                       --------    ----------
                Commission File Number       0-25951
                                            ----------

                         Consolidated Energy, Inc.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

        Wyoming                                        86-0852222
------------------------------                 --------------------------
State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization

12508 West Atlantic Blvd., Coral Springs, Florida                33071
-------------------------------------------------------------- ---------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (954) 575-1471
                                               ---------------
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

     State issuer's revenues for its most recent fiscal year: $2,746,983

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Based on the average of the bid and ask price for the Company's Common Stock at March 31, 2005, of $5.01 per share, the market value of shares held by non-affiliates would be $43,776,268 based on 8,737,778 shares held by non-affiliates.

     As of March 31, 2005, the Registrant had 13,377,428 shares of common stock issued and outstanding.

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

General
-------
Consolidated Energy, Inc. ("Consolidated" or the "Company") is a company engaged in coal mining operations, gas and oil exploration and development, and development of related clean energy technologies that are environmentally friendly. Consolidated's main business focus in the immediate future will be in operating its mining subsidiary, Eastern Consolidated Energy, Inc. ("Eastern"). Through its acquisition of Eastern in September 2003, Consolidated is committed to the successful development of a profitable coal mining operation in eastern Kentucky. The Company has also begun operations through its gas and oil subsidiary, Eastern Consolidated Oil & Gas, Inc. ("Cons Oil & Gas"), with one well drilled and operating and additional development planned subject to funding. Through the signing of a definitive agreement to acquire Saudi American Minerals, Inc. in June 2003, Consolidated is also committed to the development, implementation and distribution of a clean-coal technology that it hopes will provide an improved and environmentally friendly form of coal that can be cost effectively employed in all utility, industrial and commercial domestic and international markets.

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

Current business
----------------
                                Coal
                                ----
On September 12, 2003, Consolidated signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"), through the issuance of 3,000,000 shares of Consolidated's common stock in exchange for all of the issued and outstanding stock of Eastern. Eastern is being operated as a wholly-owned subsidiary of Consolidated.

Eastern's assets which were acquired by Consolidated include a coal lease in Martin County, Kentucky. Eastern developed the Alma coal seam at Warfield, Martin County, Kentucky during 2003 and much of 2004. Eastern began to mine coal and increase mine development and production by adding additional production shifts for most of the first three quarters of 2004. However, Eastern entered into a long-term coal supply contract with American Electric Power ("AEP") in September of 2004. This contact provides that Eastern will supply AEP with 40,000 tons of coal per month for 36 months at a selling price of $51 per ton. The coal quality required to satisfy the AEP contract and which Eastern has under an active permit, is contained in the Pond Creek coal reserves held by Eastern. The Pond Creek coal seam is located 90 feet below the Alma coal seam. Management decided to obtain financing necessary to allow Eastern to access the Pond Creek coal seam and to fund the ancillary equipment necessary to mine, prepare and satisfy the AEP coal supply order.

In January 2005, the Company obtained a $2,500,000 bridge loan which was used to begin the process of gaining access to the Pond Creek coal seam. This loan allowed the company to initiate the construction of the proposed slope project at Warfield Kentucky. This construction project will allow the company to gain access to the Pond Creek coal seam. Management directed that all mining operations be suspended until after the construction of the slopes is near completion. The Company also used a portion of the bridge loan to begin the process of designing and building a coal washing facility at Warfield.

On February 24, 2005, the Company entered into a financing agreement which provided the Company with gross proceeds of $7,000,000. The Company used a portion of these proceeds to retire the $2,500,000 bridge loan which the Company had obtained in January of 2005. After payment of transaction fees and expenses, the balance of the funds will be used by Eastern to finish the construction of the slopes which are designed to provide access to the Pond Creek seam. A portion of the proceeds will also be used to purchase equipment necessary to mine the Pond Creek seam and to build the coal washing facility scheduled to wash the coal produced from the Warfield mining operation. Eastern anticipates that the initial delivery to AEP will occur as early as June of 2005.

Eastern acquired additional coal reserves on the Dempsey Heir Lease in the Coalburg Seam, Taylor Seam, Richardson Seam, and Broas Seam containing proven reserves of 21,530,909 tons of low sulfur, high BTU coal to be mined by surface and underground mining methods. Production from some of these surface mine reserves is expected to commence by the fourth quarter of 2005.

                              Oil and Gas
                              -----------
The Company has acquired 400 acres which are permitted in Morgan County, Kentucky, to explore and develop the gas reserves. Cons Oil & Gas drilled a gas well into the Devonian Shale gas formation in mid November of 2004. This well recorded an open flow measurement of 472,000 cubic feet per day. The Company began delivering gas from this well in the first quarter of 2005. The gas from this well is currently being delivered to market via Jefferson Gas Company at a rate of greater than 30,000 cubic feet per day. The Company has several more gas wells scheduled to be drilled on the 400 acre reserve, several of which are direct offset locations to this well. These wells will be drilled as soon as the Company can obtain adequate capital for these projects.

         Clean Coal Technology and Saudi American Minerals, Inc.
         -------------------------------------------------------
In June 2003, the Company signed a definitive agreement with Saudi American Minerals, Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC. The acquisition of Saudi American will be accomplished with a stock exchange of two Consolidated shares for three Saudi American shares. The total number of Saudi American shares owned and outstanding is 20,685,517. The total number of Consolidated shares used to obtain all of the Saudi American shares is 13,791,420. The acquisition will have the effect of transferring to CEI Holdings, a wholly owned subsidiary of Consolidated, one hundred percent (100%) of the ownership and rights to the items owned by or assigned to Saudi American, including USA patent #6,447,559 issued on September 10th of 2002 for so-called clean coal technology. The filing of the registration statement has been delayed while Consolidated has been seeking funding for operations. Consolidated is currently preparing a registration statement that relates to the financing agreement that the Company entered into in February 2005. The Company intends to complete the acquisition transaction by filing a registration statement on Form S-4 as soon as the current registration statement is complete.

The technology to be acquired is a process for treating coal to enhance its rank, wherein the temperature of the material is gradually increased in a controlled set of atmospheres, to allow for the reduction of surface and inherent moisture and the controlled reduction of volatile matter while maintaining the coal's natural structural integrity. The Company believes that the process can reduce the time, capitalization, and production costs required to produce coal of enhanced rank, thus substantially increasing the cost effectiveness and production rate over prior processes.

The Company elected to focus most of management's time on the coal mining operations during 2004, however, the Company resumed design, research and development work on the clean coal technology in March of 2005. Further development is scheduled for 2005.

Principal products
------------------
Consolidated's principal product currently is high grade coal mined through Eastern, its operating subsidiary. The coal is being mined at the Warfield property in Eastern Kentucky. At this filing date, Eastern owns 80% of the operations at Warfield. The Warfield property consists of approximately 3,200 coal acres and has an existing coal mine, the "Alma" seam, and the Pond Creek seam which is currently being developed. The Warfield property also contains the Coalburg Seam, Taylor Seam, Richardson Seam, and Broas Seam. Mining operations are being conducted in the Alma seam. See Item 2, Description of Property. The coal from each of these reserves is high BTU or high grade coal with low to medium sulfur and low to marginal ash content.

The coal reserves currently under lease by Eastern consist of high quality coal. The current market for such coal is a seller's market and the trend suggests that the coal market will remain strong for the foreseeable future. The Warfield mine began producing coal in September of 2003. In January 2004, Eastern took delivery of a larger, more appropriately suited miner for the Alma seam of the Warfield mine. This new miner has replaced the earlier miner and early indications show that this new piece of equipment is capable of producing twice the amount of coal that the earlier miner was producing.

Distribution methods
--------------------
Coal, ready to be shipped to customers, can either be shipped via river barge truck or rail. Coal produced in 2004 was loaded on trucks and delivered to the river where it is loaded on to a barge for shipping to the end user. Coal production has been suspended from the Warfield operation during the slope construction project. However, the coal that will be sold to AEP under the 36 month supply contract will be delivered to the Louisa power production facility which is 38 miles from the mine site via truck. Eastern is currently negotiating with others for a favorable truck delivery rate. Early negotiations have disclosed that favorable delivery rates are available.

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

For these services, effective February 2005, KEC will receive fees or commissions equal to two and one half (2.5%) percent of the gross sales price received by Eastern for any and all coal sold by Eastern on purchase orders and/or contracts on either the spot or contract arrangements. Prior to February 2005, KEC received a five (5%) percent commission.

Competition
-----------
Coal
----
Eastern is smaller and has far less capital and resources when compared to dominant industry coal producers such as Penn Virginia Coal Co., Westmoreland, or Arch Coal. However, management believes that the current coal mining market is a sellers' market with the potential for a secure place for a small to medium sized coal producer. Current and expected future coal production is below that of last year and substantially below current and expected demand. The current pipeline and current coal stock piles are diminished when compared to the same time as last year. Management expects that these stock piles will continue to diminish due to the reduction in coal production and the expected increase in demand. Several independent coal producers did not survive the past decade when the coal market was depressed. Several of the larger coal producers curtailed production and have not made significant plans to increase production. Several other domestic suppliers of coal have committed sizable amounts of their production to export. This export activity contributes additional upward pressure to the price of the current elevated coal market as the amount of coal available to satisfy the domestic demand is reduced.

The time and cost associated with obtaining coal mining permits continues to elevate. The current cost and time required to obtain a permit substantially reduces the opportunity for new competition to enter the market place in the near future. The added pressure on equipment suppliers and the resulting extended ship times required to ascertain mining equipment makes for a difficult environment for new and existing competition. The limited number of skilled personnel required to mine coal limits the opportunity for new competition to enter the coal industry.

Gas and Oil
-----------
The Company has not identified an increase in the number of competitors operating in Central Appalachia. The price for natural gas continues to remain elevated. The oil market also continues to remain elevated.

Technology
----------
Several companies are working toward developing new clean coal technologies. The Company is not aware of any new competitors with an affective alternative to the patented clean coal process owned by Saudi American.

Raw materials
-------------
Coal
----
The Warfield mine operation is an underground operation that uses several consumables such as roof bolts, rock dust, concrete block, grease and bolt rosin. Each of the aforementioned is readily available from several sources within a reasonable delivery distance from the Warfield mine. Water for the mining operation is readily available from a mountain stream. Eastern has a collection pond which insures available water in case there is a drought. Electricity required for mining is available from the local power provider that has sufficient power capacity for the current operation and is capable of supplying any planned expansion. Spare parts are used on a regular basis and Eastern has not had any difficulty finding several suppliers capable and willing to provide spare parts on an as needed basis. Belt structure for belt advancement and belt for belt advancement is readily available from several available local sources also. The elevated cost of steel has resulted in an elevated cost of several of the raw materials required to mine coal. However, the Company has not experienced any particular delays in the supply of raw materials.

Gas and Oil
-----------
The raw material related to gas and oil exploration is minimal. The cost of the steel casing used when drilling and securing a gas well has increased as a result of the increase cost of steel. However the Company has not experienced any lack of prompt supply of raw materials.

Technology
----------
The Company has several available sources for the few raw materials required to support Saudi American's clean coal technology. The cost of steel at the time when the Company begins fabricating the commercial apparatus will add to the price of the equipment. However, the Company does not anticipate any unusual lead time to obtain the required raw materials.

Dependence on major customers
-----------------------------
Eastern's coal production operation has a varied and quite versatile number of potential customers for the coal mined and made available for sale. Eastern has elected to sell the current coal production on the spot market. This strategy has provided Eastern with a number of viable sales opportunities.
The Company will solicit an additional contract for a portion of its coal production via long term (1-5 years) contracts.

Eastern has committed approximately one third of its current anticipated overall run-rate to American Electric Power. Eastern is also negotiating for an additional contract which is anticipated to commit an additional one third of Eastern's anticipated overall run-rate. Management is satisfied with the stability of its contracted customer and the current list of potential customers with whom Eastern is negotiating.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration
------------------------------------------------------------------------------
The Warfield mining project, which is operated by Eastern, is authorized under several lease agreements. One of these agreements, which is referred to as the "Dempsey Lease" was entered into in March of 2002, and provides for the free and uninterrupted use and possession of, and rights-of-way into, upon, over, across, and through, the leased premises for the construction, operation, repair, maintenance, and reclamation of the mining operations, roads, haulways, exploration sites, work and service areas, pollution control structures, telephone, water, electrical and other utility lines devices and structures, coal tipples, coal processing and storage areas, and all other machinery, devices, improvements, structures and appurtenances which at such points, and in such manners, by incidental in or for its exploration, development, mining, removal, processing, marketing, and /or shipping said leased coal and /or other coal.

The underground lease provides for Eastern to access and to mine the Alma seam reserves for an initial period of eighteen months and thereafter until Eastern fails to mine the coal reserves, or Eastern chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted. The surface lease allows Eastern the right to mine the coal reserves "above drainage" as long as Eastern begins to mine coal within three years of the signing of this lease and continues to actively pursue mining these coal reserves until these coal reserves have been exhausted. Eastern has agreed to pay to the Lessor the greater of a minimum annual amount or a royalty payment of 6% of the selling price but not less than $1.85 for each and every net ton of two thousand pounds of coal mined and sold from the leased premises.

The second lease agreement is a lease on the Pond Creek seam. This seam is located directly under the Alma seam. Plans have been developed which utilize a slope in order to reach the Pond Creek reserves. Eastern expects to complete the planned slope construction sometime in June 2005.

Need for government approval of products and services
-----------------------------------------------------
The Warfield mining operation is bonded as a part of the Warfield mining permit. The Warfield property is operating under a permit issued by the state of Kentucky which allows Eastern to lawfully engage in the underground mining
operations at Warfield.   Eastern has engaged a local engineering company to
update all appropriate mining maps as Eastern advances the mine. Eastern is current on all permit obligations.

Effect of existing or probable government regulations on business
-----------------------------------------------------------------
Existing regulations on mining are extensive and require time and personnel to insure compliance. Eastern has employed full time personnel capable of responding to any and all state or federal inspection personnel. These persons are charged with insuring that all mining personnel have been trained and instructed in safe mining operations. These persons are also charged with insuring that all other personnel are conducting themselves in a safe and acceptable manner. Eastern has also hired as part of the Eastern team, a risk management consulting company, to offer preventative and ongoing compliance support to help insure that Eastern remains in compliance with all state and federal mandates.

Eastern is not aware of any new regulations that may impact the business, but expects that any new regulations will apply across the industry and not impact Eastern more than any other coal mining operation.

Research and development expenses
---------------------------------
None.

Costs and effects of compliance with federal, state, local environmental laws
-----------------------------------------------------------------------------
Underground mining is highly scrutinized and regulated by the federal government and the state government. Eastern is subject to comply with all state and federal requirements, many of which are outlined in the Code of Federal Regulations, Title 30, Volume 3, Parts 700 to end. Some of these regulations can also be found in more detail at:

http://www.access.gpo.gov/nara/cfr/waisidx_00/30cfrv3_00.html.

Detailed regulations cover mining operations, potential subsidence issues, and reclamation of mining areas. Eastern anticipates that such costs will increase over the next fiscal year due to expanded operations.

Employees
---------
As of December 31, 2004, Consolidated has no employees. Eastern has approximately 24 employees. All employees are full time.

                  ITEM 2. DESCRIPTION OF PROPERTIES

Administrative offices are located at Consolidated Energy, Inc.
12508 W. Atlantic Boulevard, Coral Springs, FL. 33071. Effective February 15, 2005, the Company has a one year lease for the above offices with an option to renew for one additional year. The lease rate is approximately $2,391 per month plus utilities fees of approximately $350 per month. The space provided is adequate for the Company's needs.

Operating property
------------------
Coal
----
Martin County - The Warfield property consists of approximately 3,200 acres and currently consists of an underground coal mine in the "Alma" seam located on it. Management is committed to a slope construction project that will provide an additional underground mine in the Pond Creek coal seam. The Alma and the Pond Creek underground mines are capable of supporting two production
sections per coal seam.   Prior to the lease acquisition by Eastern, Ashland
Steam Coal Sales, the former lessee, had invested capital and resources cleaning and preparing the mine to get it ready for production. Eastern acquired the lease (the "Dempsey" lease) from the owners and the mining permit from Ashland. This lease includes the "seams above drainage" and the "Alma Seam". The mine has been permitted and bonded and the necessary mining infrastructure put into place. Major production items are in place such as the ventilation system and a 48" belt system for hauling coal from the working faces to the staging area located on the surface of the leased property.
Power and other ancillary support items necessary to mine the Pond Creek and Alma coal seams are on site, or scheduled to be on site before the construction project is complete. Based on information as of December 31, 2004 from BoCook Engineering, core drillings and surface exploration as well as mine maps of previous works, management estimates that there is in excess of 20,000,000 tons of proven coal reserves on the property. These reserves are contained in the Alma, Pond Creek, Taylor, Coal Burg, Richardson, and Broas coal seams.

Untapped reserves - In January 2004, the Company acquired leases through assignment from Eastern Land Development, LLC, to a six million (6,000,000) ton coal reserve of low sulfur, high BTU coal in Martin County. As consideration for the assignment, the Company issued seven hundred thousand shares of its restricted common stock.

Morgan County - The Company recently acquired a lease, permit and the equipment to begin surface mining in Morgan County, Kentucky. This acquisition allows the Company to immediately begin surface mining.
Management projects that it will be able to mine and sell over 60,000 tons of coal from this initial permit at a rate of 15,000 tons per month. The Morgan County acquisition also provides an option to purchase a pending permit that contains over 1,000,000 tons of high quality coal also located in Morgan County. This pending permit is expected to be released by the time the company has completed mining the currently permitted 60,000 tons.

Gas and Oil
-----------
The gas and oil reserves held by the Company consist of approximately 400 acres. The Company acquired the lease from the mineral holder, in exchange for a working interest of all future wells constructed on the leased area. The Company also obtained an interest in an existing gas well that was on the 400 acre lease. This first well placed in operation by the Company was developed with a funding partner, Cascade Corporate Services, LLC. The partner owns 15% of the working interest in the well; the company from whom the lease was obtained owns 75% and the Company owns the balance of 10%. On future wells, if the Company funds the drilling and completion, it will own 75% of the working interest. The Company may choose to offer a portion of such wells' working interest to others who fund the development of the wells.



                        ITEM 3. LEGAL PROCEEDINGS

In the fourth quarter of 2004, the Company settled a fee dispute over services rendered with an attorney for a settlement amount of approximately $20,000 (Case No. CACE05001104, filed in the Seventeenth Circuit Court, Broward County, Florida).

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2004.

                                PART II
     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since October 18, 2002, the Company's Common Stock is quoted on the National Association of Securities Dealers Electronic Bulletin Board under the symbol "CEIW." Prior to that date, the Company's Common Stock was quoted under the symbol "BBQA." Set forth below are the high and low bid prices for the Company's Common Stock for the last two fiscal years. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no significant volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended                High Bid        Low Bid
-------------                --------        -------
December 2004                 $2.20          $1.40
September 2004                $2.30          $1.01
June 2004                     $1.93          $1.20
March 2004                    $2.05          $0.75

December 2003                 $1.38          $0.68
September 2003                $1.89          $0.21
June 2003                     $0.69          $0.13
March 2003                    $0.40          $0.11

December 2002                 $4.01          $0.30
September 2002                $0.02          $0.02
June 2002                     $0.02          $0.02
March 2002                    $0.02          $0.02

At March 31, 2005, the high and low price for the Company's Common Stock was $5.07 and $4.95, respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2005, the Company had approximately 400 shareholders.

During the quarter ended December 31, 2004, the Company issued a total of 552,819 shares of its restricted common stock for the conversion of outstanding debentures totaling $542,911 (principal and interest). Also during the quarter, the Company issued 210,000 shares to consultants for services rendered valued at $378,000.

The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

General
-------
On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky Corporation ("Eastern"). The mining equipment was delivered to the site the last week of August 2003 and mining operations started in September 2003.

Since the above acquisition, the Company, through its wholly owned subsidiary Eastern Consolidated Energy, Inc. ("Eastern") is a producer and marketer of Appalachian coal, which is supplied to domestic electric utilities. Coal sales are made through the spot market and through long-term supply contracts.

The Company also is involved in gas and oil exploration and development through its wholly owned subsidiary Consolidated Oil and Gas, Inc. The Company has interests in one producing gas well drilled in November 2004 with additional wells planned.

In June 2003, the Company signed an agreement to acquire Saudi American Minerals, Inc., a company with a so-called "clean coal" technology. The effective date of the acquisition is subject to a registration statement being filed and effective, which filing has been delayed due to financing and other considerations. Once the acquisition is completed, the Company intends to complete development of the technology and seek licensing arrangements.

Restatement of Financial Statements for the Period Ended December 31, 2003
--------------------------------------------------------------------------
In the course of preparing financial statements for the year ended December 31, 2004, the Company changed auditors effective April 1, 2005 (See Current Report on Form 8-K filed with the Commission on April 5, 2005. The new auditors have applied significant adjustments to the previously issued financial statements and restated the financial statements for the period ended December 31, 2003. The effects of the restatement include: substantial reductions to fixed assets due to a reduction in the value applied to shares issued in connection with the acquisition of Eastern; and reductions in other assets due to reclassification of Deferred Royalty and Prepaid Royalty items. These reductions have resulted in a reduction in total assets from the reported $6,036,626 to $1,590,647. These substantial reductions in assets are partially offset by reductions in Current and Long-Term liabilities for the same period, resulting in a decrease in total liabilities from the reported $3,862,355 to $2,426,121. Reported revenues also decreased and cost of revenue and expenses increased, resulting in an increase in net loss from the previously reported $(1,057,706) to $(1,401,722). Details of the accounting adjustments are included in footnote 3 to the financial statements included in this report. Results of Operations below reflect the restated numbers for fiscal 2003.

Results of Operations
---------------------
For the year ended December 31, 2004, the Company had a net loss of $6,413,900 compared to a net loss for the year ended December 31, 2003, of $1,401,722. The Company had revenues of $2,746,983 for the year ended December 31, 2004 compared to revenues of $649,606 for the year ended December 31, 2003. The cost of revenues for 2004 was $3,737,162 compared to $1,035,295 for 2003. The increase in revenues for 2004 was the result of considerably increased mining and production activities, especially in the first three quarters of fiscal 2004. The increase in net loss was due primarily to large increases in operating expenses due to increased operations, expenses for shares issued for director and consultant services, increased interest expenses for loans and debentures, and increased depreciation and amortization due to the acquisition of additional equipment.

Liquidity and Capital Resources
-------------------------------
To date, the Company has funded operations through the issuance of notes payable and convertible debentures.

For the year ended December 31, 2004, the Company issued an aggregate of 1,205,310 shares of its common stock for the conversion of debentures (principal and interest) valued at $1,085,840, 670,000 shares to consultants for services rendered valued at $1,254,499, and 700,000 shares for a lease acquisition valued at $700. The Company also sold 394,118 shares for cash of $275,000.

At December 31, 2004, the Company had a working capital deficit of $5,658,198. The Company has not established revenues sufficient to cover its operating costs, and, accordingly, the report of its auditor contains a statement that there is substantial doubt about its ability to continue as a going concern. The Company intends to address this working capital deficit and fund operations as necessary by obtaining long term financing capable of allowing the Company to access, prepare and mine the Pond Creek coal seam. The Company will also seek adequate capital to upgrade the equipment necessary to substantially increase the production capability of the Alma section(s). See Subsequent Events below.

As of December 31, 2004, the Company had total assets of $1,787,692 and total liabilities of $5,906,952.

During the year ended December 31, 2004 the Company's operating activities used $883,164 of cash compared to $248,283 for the year ended December 31, 2003. Investing activities for 2004 used $1,075,132 primarily for the purchase of equipment, compared to $1,583,321 the prior year primarily for equipment purchases.

A total of $1,956,372 of cash was provided from financing activities, including proceeds from notes payable, convertible debentures, advances from related parties and proceeds from stock sales. A total of $1,837,920 of cash was provided from financing activities during the year ended December 31, 2003, including proceeds from notes payable, convertible debentures and advances from related parties.

Subsequent Events
-----------------
On January 11, 2005, the Company closed a financing transaction for $2,500,000 in bridge financing to be used exclusively for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company's Warfield Mine. The financing consisted of a senior secured promissory note (the "Note") for the face amount of $2,500,000 with an interest rate of 9% per annum and a payment date (principal and interest) of March 31, 2005. Gryphon Master Fund, LP and GSSF Master Fund, LP, both Bermuda limited partnerships, are (collectively) the payee on the note (the "Payee").

In consideration for the Note, the Company paid a commitment fee of $50,000 to the Payee and a flat fee of $10,000 to Payee as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the Note, all deducted from the proceeds of funding the Note. As additional consideration, the Company has issued to Payee a warrant (the "Warrant") for the purchase of an aggregate of 514,706 shares of the Company's common stock at an exercise price of $1.70 per share, exercisable for five years. The Warrant also contains so-called "piggyback" registration provisions under which the Warrant holder may request that the shares underlying the Warrant be included in a registration with respect to an offering of the Company's securities.

In addition to the above fees and warrants, the Company paid Stonegate Securities, Inc., a Texas corporation ("Stonegate"), a total of $200,000 cash and issued warrants for the purchase of an aggregate of 51,470 shares of the Company's common stock on the same terms as the Warrants issued to the Holders above. The warrant issuances are in the form of a Warrant issued to Scott R. Griffith and a Warrant issued to Jesse B. Shelmire IV, each for the purchase of 25,735 shares. The cash paid and Warrants issued were per the terms of a non-exclusive Placement Agency Agreement between the Company and Stonegate (filed as an exhibit to the Company's Current Report on Form 8-K dated January 11, 2005).

On February 24, 2005, the Company executed a financing transaction for aggregate gross proceeds of $7,000,000, with additional investment rights of up to an additional $7,000,000, such financing to be used for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company's Warfield Mine. The financing is in the form of 6% senior secured convertible promissory notes (the "Notes") for an aggregate total face amount of $7,000,000 and a term of three years. The Notes may be converted to common stock at a conversion price of $1.70 per share. Holders of the Notes are Gryphon Master Fund, L.P. and GSSF Master Fund, LP ("Gryphon"), Lonestar Partners, L.P., WS Opportunity International Fund, Ltd., WS Opportunity Fund
(QP), L.P., WS Opportunity Fund, L.P., Renaissance US Growth Investment Trust PLC, and BFS US Special Opportunities Trust PLC (all collectively the "Holders"). As additional consideration, the Company has issued to the Holders warrants (the "Warrants") for the purchase of an aggregate of 2,058,824 shares of the Company's common stock at an exercise price of $1.70 per share, exercisable for five years. The conversion price of the Notes, and the exercise price of the Warrants, are subject to certain normal and customary anti-dilution adjustment provisions and also include a one-time reset date provision with a floor price of $1.00 per share.

The Holders have registration rights in connection with the transaction. The Company is required to register all of the shares underlying the Notes if converted, the shares underlying the Warrants and the shares underlying the additional investment rights, if exercised, a total of 10,500,000 shares. The Company will also be required to register the shares underlying warrants issued to Gryphon and to the Company's placement agent in the previous bridge loan financing (described above), a total of 566,176 shares.

At this filing date, the Company has used approximately $2,527,000 of the proceeds to repay an outstanding bridge loan (principal and interest) from Gryphon. The Company has also paid a flat fee of $30,000 to Gryphon as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the Notes and related investment documents.

In addition to the above fees and warrants, the Company paid Stonegate a total of $340,000 cash and issued warrants for the purchase of an aggregate of 205,882 shares of the Company's common stock on the same terms as the Warrants issued to the Holders above. The warrant issuances are in the form of a Warrant issued to Scott R. Griffith and a Warrant issued to Jesse B. Shelmire IV, each for the purchase of 102,941 shares. The cash paid and Warrants issued were per the terms of a non-exclusive Placement Agency Agreement between the Company and Stonegate referenced above.

In connection with the above transaction, the Company has executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of the Company's assets and properties ("Collateral" as defined in the Security Agreement). Each of the Company's subsidiaries has also executed a Guaranty for the Company's obligations under the Notes.

The net proceeds received from the financing transaction is budgeted to allow the Company to:
 - access the Pond Creek coal seam at Warfield;
 - acquire the equipment necessary to mine the Pond Creek seam;
 - construct a coal washing facility as Warfield;
 - begin engineering and permitting of other coal seams at Warfield.

A portion of the money received from the transaction is currently being used to provide working capital and materials necessary to construct three slopes and the ancillary ventilation necessary to allow the Company to access the Pond Creek coal seam. This construction project is scheduled to be complete by the end of the second quarter of 2005.

A portion of the money received from the transaction was used to secure the equipment which will be used to mine the Pond Creek coal seam. This equipment is scheduled to arrive in May of 2005 or sooner.

A portion of the net proceeds has been used to prepare the site and to secure the equipment associated with the planned coal washing facility. This facility is scheduled to be completed in time to wash the coal being produced from the Pond Creek coal seam.

                     ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.
On April 1, 2005, Consolidated Energy, Inc. (the "Company") accepted the resignation of Clyde Bailey, PC ("Bailey"), as its independent auditor. Also on April 1, 2005, the Company engaged Killman Murrell & Company, PC ("Killman Murrell"), as its successor independent audit firm. Neither the Company, nor anyone acting on the Company's behalf, consulted Killman Murrell regarding any matters specified in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-B. The Company's acceptance of Bailey's resignation and subsequent engagement of Killman Murrell was approved by the Company's Board of Directors. See Current Report on Form 8-K filed with the Commission on April 5, 2005.

                      ITEM 8A. CONTROLS AND PROCEDURES

In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, our new outside auditors have identified and orally brought to the attention of certain of our officers and board members what they consider to be material weaknesses in our internal controls. Because this notification came in the course of changing auditors and preparing this annual report, we have not yet been able to undertake significant remedial action to address the identified weaknesses. Our principal executive and financial officers participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation and the information from the new auditors, our principal executive and financial officers cannot reasonably conclude that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by the report.

Despite the material weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, our principal executive and financial officers directed our internal accounting staff to provide additional substantive accounting information and data to our outside auditors in conjuction with their audit of the consolidated financial statements for the year ended December 31, 2004.

Furthermore, the principal executive and financial officers and management are engaged in an extensive review of controls and procedures and expect to make changes in response to comments from the new auditors when such comments are received. At this time, the full extent of the changes to be made is unknown.

                                PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 31, 2005, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

   Name           Age      Position                 Director or Officer Since
   ----           ---      --------                 -------------------------
David Guthrie     52       President and            October 2002
                           Director
Edward Jennings   68       Director                 January 2004

Carl Baker        63       Director                 January 2004

Joseph Jacobs     58       Secretary and            February 2004
                           Director

Barry Tackett     30       CFO and Director         February 2004


Set forth below is certain biographical information regarding the Company's executive officers and directors.

Mr. Guthrie has spent the majority of his life in entrepreneurial endeavors. He began his career in construction where he was the founder of the first home center in Indianapolis. He developed the business into a sizable contractor supply facility serving the Greater Indianapolis area. From 1976 to 1998, he was the founder and operator of Guthrie Building materials. From 1990 to 1996, he founded and co-managed Guthrie Rental Station. From 1991 to the present, he founded and operated Royal Custom Homes, LLC. He also served as a board member to TruServe (formerly American Hardware & ServiStar) from 1994 to 1996, one of the largest cooperatives in the United States. During his tenure as a board member, this company grew from less than $1 billion in revenue to $5 billion. From 1996 to the present, Mr. Guthrie has served as President of Saudi American Minerals, Inc. Mr. Guthrie has recently sold his lumber interest and retired from his TruServe responsibilities. Mr. Guthrie, who holds a BA from Purdue University (1976), is currently President of Consolidated Energy, Inc.

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


             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, in connection therewith, directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file on a timely basis certain reports under
Section 16 of the Exchange Act as to their beneficial ownership of our Common Stock. We believe to the best of our knowledge that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the year ended December 31, 2004 have been timely filed.


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

                                                  Long Term Compensation
                                                  ----------------------
                         Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
- ------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
David Guthrie       2004    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President 10/02     2003    -0-     -0-       -0-         -0-      -0-     -0-       -0-
                    2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-

Jeff W. Holmes      2002    -0-     -0-       -0-         -0-      -0-     -0-       -0-
President until
10/02


Cash Compensation
Since October 2002 and through December 2004, President David Guthrie did not receive any compensation for his services as president. Effective January 2005, Mr. Guthrie has an oral agreement with the Company for compensation at a rate of $8,000 per month.

Bonuses and Deferred Compensation
      None.

Compensation Pursuant to Plans.
      None.

Pension Table
      None.

Other Compensation
      None.

Compensation of Directors.

The Company has not implemented a formal compensation plan for its directors. In January 2005, Carl Baker, Joseph Jacobs, Edward Jennings and Barry Tackett each received 25,000 shares of the Company's common stock for service as directors during fiscal 2004. It is anticipated that a similar compensation arrangement for directors will be approved for fiscal 2005.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 31, 2005, the name, address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 13,377,428 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title
 of               Name and address of     Amount and Nature of     Percentage
Class              Beneficial Owner       Beneficial Ownership      of Class
-----              ----------------       --------------------     ----------
Common Stock       Clear Focus, Inc.                 1,617,500          12.09
                   6603 Lost Horizon Dr.
                   Austin, TX 78759

Common Stock       Diatom Energy, LLC                1,463,000          10.94
                   1030 Coral Ridge Dr.
                   Coral Springs, FL 33071

Common Stock       David Guthrie                       808,150           6.04
                   12508 West Atlantic Blvd.
                   Coral Springs, FL 33071

Securities Ownership of Officers and Directors
----------------------------------------------
Common Stock      David Guthrie, President             808,150           6.04
                  President, director

Common Stock      Edward H. Jennings, director          25,000           0.19


Common Stock      Carl G. Baker, director               25,000           0.19

Common Stock      Joseph G. Jacobs, Secretary,         351,000           2.62
                  director

Common Stock      Barry W. Tackett, CFO, director      350,000           2.62


Common Stock      Officers, Directors
                  As a Group (5 persons)             1,559,150          11.66
                                                     =========         ======

    The table below sets forth the name and address of two entities with presently exercisable rights to obtain more than 5% of the Company's Common Stock. The calculation of percentage ownership assumes the conversion of notes and warrants and the concomitant increase in the number of issued and outstanding shares.

Title
 of               Name and address of     Amount and Nature of     Percentage
Class              Beneficial Owner       Beneficial Ownership      of Class
-----              ----------------       --------------------     ----------
Common Stock    Gryphon Master Fund, LP              1,485,555 (1)       9.99
                100 Crescent Court, Suite 490
                Dallas, TX 75201

Common Stock    GSSF Master Fund, LP                   790,441 (2)       5.58
                100 Crescent Court, Suite 475
                Dallas, TX 75201


(1) represents 437,762 shares underlying 6% Senior Secured Convertible Notes and warrants to purchase an additional 1,047,793 shares

(2) represents 441,176 shares underlying 6% Senior Secured Convertible Notes and warrants to purchase an additional 349,264 shares

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions listed below, during the fiscal years ended December 31, 2004 and 2003, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Barry Tackett, appointed as a director and CFO in February 2004, was paid a total of $10,610 for accounting services in fiscal 2003, and $37,509 in fiscal 2004. In January 2005, Mr. Tackett also received a total of 225,000 shares for consulting services in fiscal 2004 valued at $438,750.

Joseph Jacobs, appointed as a director and Secretary in February 2004, was paid a total of $7,146 for business consulting services in fiscal 2003, and $25,543 in fiscal 2004. In January 2005, Mr. Jacobs also received 225,000 shares for consulting services in fiscal 2004 valued at $438,750.

Steven Hicks, appointed as a director in February 2004, is the owner of CVS, Inc., a coal consulting company. CVS was paid a total of $15,000 for consulting services in fiscal 2003. Mr. Hicks resigned as a director in October 2004.

Clear Focus, Inc., a major shareholder of the Company, was paid $15,500 for business and management consulting services in fiscal 2004, and $37,800 in fiscal 2003.

In anticipation of the completion of its planned acquisition, the Company paid a total $15,000 in patent fees for Saudi American in fiscal 2004. The Company paid $24,146 in expenses for Saudi American during fiscal 2003, including $16,595 for advertising and promotional materials for the clean coal technology, $751 for freight delivery on coal to be tested, and $6,800 for laboratory testing.

The Company paid $2,814 to KEC for services and accrued an additional $29,666 for services through December 31, 2003. The Company accrued an additional $133,092 for services through December 31, 2004. Principals of KEC are minority shareholders of the Company and major shareholders of Saudi American.

In fiscal 2003, the Company paid $55,344.29 to Midwest Energy Transport for services. In fiscal 2004, the Company paid $35,875 to Midwest Energy Transport. Principals of Midwest Energy are minority shareholders of the Company and major shareholders of Saudi American.

In 2004, Cons Oil & Gas engaged in a series of transactions related to oil and gas leases with Buckeye Energy Development, LLC. See Note 14: Related Parties. Principals of Buckeye Energy Development are minority shareholders of the Company and major shareholders of Saudi American.

In 2004, the Company engaged in a series of transactions related to coal sales with Eastern Consolidated Mining, Inc. See Note 14 Related Parties.
Principals of Eastern Consolidated Mining are minority shareholders of the Company and major shareholders of Saudi American.

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                      Page
-----------------                                                      ----
Report of Killman, Murrell & Co., P.C., Independent Registered Public
 Accounting Firm                                                         26
Balance Sheets as of December 31, 2004 and 2003                          27
Statements of Operations for the fiscal years ended December
31, 2004, and 2003                                                       29
Statements of Stockholders' Equity for the years ended
December 31, 2004, and 2003                                              30
Statements of Cash Flows for the fiscal years ended
December 31, 2004, and 2003                                              31
Notes to Financial Statements                                            33

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:
     None.

 (a)(3)EXHIBITS AND REPORTS ON FORM 8-K:

On December 15, 2004, we filed a Current Report on Form 8-K in connection with the presentation of materials for proposed financing prospects.


Exhibit 10.15 Coal Purchase and Sale Agreement (1)
Exhibit 10.15a Amendment to Coal Purchase and Sale Agreement
Exhibit 21    Subsidiaries
Exhibit 31.1 Certification of CEO Pursuant to Section 302 of the
             Sarbannes-Oxley Act of 2002.
Exhibit 31.2 Certification of CFO Pursuant to Section 302 of the
             Sarbannes-Oxley Act of 2002.
Exhibit 32.1 Certification of CEO Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification of CFO Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

(1) Filed November 15, 2004 as an exhibit to quarterly report on Form 10QSB

                   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  Information required by Item 9(c) of Schedule 14A

On April 1, 2005, the Company accepted the resignation of Clyde Bailey, PC, and engaged Killman, Murrell & Co., P.C., as its independent accountant.

  1) Audit Fees - The aggregate fees billed us for each of the last two fiscal years for professional services rendered by Clyde Bailey, PC, our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is $15,000 and $10,000, respectively.

  2) Audit-Related Fees - None.

  3) Tax Fees - None.

  4) All Other Fees. None.
  5) Not applicable.
  6) Not Applicable.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Consolidated Energy, Inc.

Date: April 15, 2005            By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: April 15, 2005            By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 15, 2005            By: /S/ David Guthrie, Director

Date: April 15, 2005            By: /S/ Barry W. Tackett, Director

Date: April 15, 2005            By: /S/ Edward H. Jennings, Director

Date: April 15, 2005            By: /S/ Carl G. Baker, Director

Date: April 15, 2005            By: /S/ Joseph G. Jacobs, Director

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Consolidated Energy, Inc.

We have audited the accompanying consolidated balance sheet of Consolidated Energy, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Consolidated Energy, Inc. as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 29, 2004.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Energy, Inc. as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed above, the consolidated financial statements of Consolidated Energy, Inc. as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been restated. We audited the adjustments described in Note 3 that were applied to restate the 2003 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply procedures to the 2003 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2003 consolidated financial statements taken as a whole.

/s/Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Houston, Texas
April 11, 2005

CONSOLIDATED ENERGY, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003


ASSETS
                                                       2004         2003
                                                    ----------   ----------
CURRENT ASSETS
 Cash                                              $     4,392  $     6,316
 Accounts Receivable - Other                            75,000            -
 Prepaid Expenses                                          400       19,141
                                                    ----------   ----------
   TOTAL CURRENT ASSETS                                 79,792       25,457
                                                    ----------   ----------
BUILDING, EQUIPMENT AND COAL LEASES
 Building and Equipment, Net of Depreciation         1,515,677    1,368,817
 Coal Leases, Net of Amortization                       98,157      107,458
                                                    ----------   ----------
   TOTAL BUILDING, EQUIPMENT AND
    COAL LEASES, NET                                 1,613,834    1,476,275
                                                    ----------   ----------
OTHER ASSETS
 Restricted Cash                                        49,900            -
 Prepaid Royalty                                        11,666       44,111
 Other Assets                                           32,500       44,804
                                                    ----------   ----------
   TOTAL OTHER ASSETS                                   94,066       88,915
                                                    ----------   ----------
TOTAL ASSETS                                       $ 1,787,692  $ 1,590,647
                                                    ==========   ==========








The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       2004         2003
                                                    ----------   ----------
CURRENT LIABILITIES
 Cash Overdrafts                                   $   400,623  $    56,884
 Accounts Payable                                      426,427      311,030
 Accrued Liabilities                                 2,550,574      152,728
 Royalties Payable                                     369,374       48,786
 Notes Payable                                         182,737      514,017
 Convertible Debentures                                588,010    1,266,400
 Payable to Related Parties                            560,906       76,276
 Note Payable to Related Party                         659,339            -
                                                    ----------   ----------
   TOTAL CURRENT LIABILITIES                         5,737,990    2,426,121
                                                    ----------   ----------
LONG-TERM LIABILITIES
 Deferred Royalties Payable                            168,962            -
                                                    ----------   ----------
   TOTAL LONG-TERM LIABILITIES                         168,962            -
                                                    ----------   ----------
COMMITMENTS AND CONTINGENCIES                                -            -

STOCKHOLDERS' DEFICIT
 Common Stock, $.001 Par Value, 50,000,000 Shares
  Authorized, 10,327,428 and 7,358,000 Shares
  Issued and Outstanding at December 31, 2004
  and 2003, respectively                                10,327        7,358
 Additional Paid-In-Capital                          3,686,035      558,890
 Retained Deficit                                   (7,815,622)  (1,401,722)
                                                    ----------   ----------
   TOTAL STOCKHOLDERS' DEFICIT                      (4,119,260)    (835,474)
                                                    ----------   ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $ 1,787,692  $ 1,590,647
                                                    ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2004 AND 2003


                                                    Years Ended December 31,
                                                       2004         2003
                                                    ----------   ----------
REVENUES
 Coal Sales                                        $ 2,746,983  $   649,606
                                                    ----------   ----------
   TOTAL REVENUES                                    2,746,983      649,606

COST OF REVENUE                                      3,727,162    1,035,295
                                                    ----------   ----------
   GROSS LOSS                                         (980,179)    (385,689)
                                                    ----------   ----------
EXPENSES
 Operating Expenses                                  4,205,518      659,076
 Depreciation and Amortization                         265,394      110,046
 Loss on Sale of Assets                                 83,861            -
 Interest Expense                                      878,948      246,911
                                                    ----------   ----------
   TOTAL EXPENSES                                    5,433,721    1,016,033
                                                    ----------   ----------
LOSS BEFORE INCOME TAXES                            (6,413,900)  (1,401,722)
                                                    ----------   ----------
PROVISION FOR INCOME TAXES                                   -            -
                                                    ----------   ----------
NET LOSS                                           $(6,413,900) $(1,401,722)
                                                    ==========   ==========
BASIC AND DILUTED LOSS PER
COMMON SHARE                                       $      (.67) $      (.29)
                                                    ==========   ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
 Basic and Diluted                                   9,529,560    4,841,750
                                                    ==========   ==========









The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                             Additional
                                       Common Stock           Paid-In     Retained
                                    Shares      Par Value     Capital      Deficit      Total
                                  ----------   ----------   ----------   ----------   ----------
BALANCE, JANUARY 1, 2003           2,668,000  $     2,668  $   263,802  $  (285,243) $   (18,773)

Shares Issued For Services         1,690,000        1,690      394,160            -      395,850

Interest Cost Associated With
Beneficial Conversion Features
of Debentures                              -            -      186,171            -      186,171

Transfer of Retained Deficit Upon
Reverse Merger                             -            -     (285,243)     285,243            -

Shares Issued in Connection With
Reverse Merger                     3,000,000        3,000            -            -        3,000


Net Loss                                   -            -            -   (1,401,722)  (1,401,722)
                                  ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 2003         7,358,000        7,358      558,890   (1,401,722)    (835,474)

Shares Issued For Services           670,000          670    1,253,829            -    1,254,499

Shares Sold For Cash                 394,118          394      274,606            -      275,000

Shares Issued Upon Conversion
of Convertible Debentures and
Accrued Interest                   1,205,310        1,205    1,084,635            -    1,085,840

Interest Cost Associated With
Beneficial Conversion Features
of Debentures                              -            -      514,075            -      514,075

Shares Issued For Copley Lease       700,000          700            -            -          700

Net Loss                                   -            -            -   (6,413,900)  (6,413,900)
                                  ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 2004        10,327,428  $    10,327  $ 3,686,035  $(7,815,622) $(4,119,260)
                                  ==========   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                       2004         2003
                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $(6,413,900) $(1,401,722)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
 Depreciation and Amortization                         265,394      110,046
 Stock Issued for Services                           1,254,499      395,850
 Interest Due to Beneficial Conversion Feature         485,001      186,171
 Loss on Sale of Assets                                 83,861            -
Changes in Operating Assets and Liabilities
 Prepaid Expenses                                       18,741      (19,141)
 Prepaid Royalties                                      32,446      (44,111)
 Other Assets                                           12,304      (44,804)
 Cash Overdrafts                                       343,739       56,884
 Accounts Payable                                       85,731      311,030
 Accrued Liabilities                                 2,509,370      152,728
 Royalties Payable                                     303,602       48,786
 Deferred Royalties Payable                            185,948            -
 Purchase of Restricted Cash                           (49,900)           -
                                                    ----------   ----------
   NET CASH USED BY
    OPERATING ACTIVITIES                              (883,164)    (248,283)
                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (1,075,132)  (1,473,863)
 Lease Cost Capitalized                                      -     (109,458)
                                                    ----------   ----------
   NET CASH USED BY
    INVESTING ACTIVITIES                            (1,075,132)  (1,583,321)
                                                    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds From Notes Payable                           182,737      514,017
 Proceeds From Convertible Debentures                  325,000    1,266,400
 Advances From Related Parties                       1,173,635       57,503
 Proceeds From Stock Sales                             275,000            -
                                                    ----------   ----------
   NET CASH FROM
    FINANCING ACTIVITIES                             1,956,372    1,837,920
                                                    ----------   ----------
NET (DECREASE) INCREASE IN CASH                         (1,924)       6,316

CASH BALANCE, BEGINNING OF YEAR                          6,316            -
                                                    ----------   ----------
CASH BALANCE, END OF YEAR                          $     4,392  $     6,316
                                                    ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
                                                    Years Ended December 31,
                                                       2004         2003
                                                    ----------   ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Increase in Accounts Receivable Other             $   (75,000)           -
 Reduction in Equipment                                 75,000            -
 Reduction in Equipment                                514,017            -
 Decrease in Notes Payable                            (514,017)           -
 Increase in Lease Costs                                  (700)           -
 Common Stock Issued For Lease                             700            -
 Accrued Interest Converted to Debenture               (82,684)           -
 Convertible Debenture From Interest Addition           82,684            -
 Debentures Converted to Common Stock               (1,057,000)           -
 Accrued Interest Paid with Common Stock               (28,840)           -
 Common Stock Issued for Debentures and
  Accrued Interest                                   1,085,840            -
 Transfer of Retained Deficit to Paid-In-Capital             -     (285,243)
 Retained Deficit Transferred to Paid-In-Capital             -      285,243
                                                    ----------   ----------
                                                   $         -  $         -
                                                    ==========   ==========

Supplemental Cash Flow Disclosures
Cash Paid During the Year For:
 Interest                                          $    67,845  $         -
                                                    ==========   ==========
 Income Taxes                                      $         -  $         -
                                                    ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

The Barbeque Capital Corp. was incorporated in Nevada on December 18, 1996, to engage in the manufacturing and distribution of commercial size barbeques for individual, groups, and restaurant use. After two seasonal business cycles of trying to develop a market for the Company's barbeques, management of the Company determined that without significant additional funding, the Company would not be able to compete in the barbeque business. Accordingly, after several unsuccessful attempts to obtain additional capital, the Company determined that it was in the Company's and it's shareholders best interest to cease the barbeque business and search for an alternative business while the Company was still solvent. On October 14, 2002, the Company effected a change in its domicile from Nevada to Wyoming and a change in its name from Barbeque Capital Corp. to Consolidated Energy, Inc. (the "Company") by entering into an Agreement and Plan of Reincorporation and Merger (the "Agreement") with Consolidated, its wholly-owned subsidiary. Under the terms of the Agreement all outstanding shares of the Nevada Corporation were converted into shares of the Wyoming Corporation.

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Consolidated Energy Inc. and its wholly owned subsidiaries Eastern Consolidated Energy Inc. ("Eastern"), CEI Holdings, Inc., and Eastern Consolidated Oil & Gas, Inc. ("Eastern Oil") collectively ("the Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a year end of December 31.

Management of the Company has determined that the Company's operations are compromised of one reportable segment as that term is defined by SFAS No. 131 "Disclosures About Enterprise and Related Information." Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statement.

Long-Lived Assets

The Company routinely evaluates the carrying value of its long-lived assets. The Company would record an impairment loss when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. The Company has not recognized any impairment charges.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Comprehensive Income

The Company has no material components of other income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Income Taxes

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 ("FASB 109"), Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of FASB 109, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and the financial reporting basis of assets and liabilities.

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

Net Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible debentures, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from coal sales are recognized when title passes to the customer as coal is shipped. Some coal supply agreements provide for price adjustments based on variations in the quality characteristics of the coal shipped. In most cases, the customer's analysis of the coal quality is binding and the results of the analysis are received on a delayed basis. In that case, the Company estimates the amount of the quality adjustment and adjusts the estimate to actual when quality adjustments are received from a customer. Historically, such adjustments have not been material.

Building, Equipment and Coal Leases

Building, equipment and coal leases are carried at cost. Expenditures that extend the useful lives of existing buildings and equipment are capitalized. Maintenance and repairs are expensed as incurred. Coal exploration costs are expensed as incurred. Development costs applicable to the opening of new coal mines and certain mine expansion projects are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

The Company's coal reserves are controlled through leasing arrangements. Leased mineral rights represent leased coal properties carried at the cost of acquiring those leases. The leases are generally long-term in nature (original term 5 to 50 years or until the mineable and merchantable coal reserves are exhausted), and substantially all of the leases contain provisions that allow for automatic extension of the lease term as long as mining continues.

Depreciation of buildings, plant and equipment is calculated on the straight-line method over their estimated useful lives, which generally range from 7 to 10 years.

Amortization of mine development costs is computed using the units-of-production method over the estimated proven and probable coal reserve tonage.

Prepaid Mining Royalties

Coal leases, which require minimum annual or advance payments which are recoverable from future production are generally deferred and charged to expense as the coal is subsequently produced. On December 31, 2004 and 2003, prepaid mining royalties included in other noncurrent assets totaled $11,666 and $44,111.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclamation

The Federal Surface Mining Control and Reclamation Act ("SMCRA") establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. Estimates of the Company's total reclamation and mine-closing liabilities are based upon permit requirements and the Company's engineering expertise related to these requirements. The Company records its reclamation liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 requires that asset retirement obligations be recorded as a liability based on fair value, which is calculated as the present value of the estimated future cash flows, in the period in which it is incurred. The estimate of ultimate reclamation liability and the expected period in which reclamation work will be performed, is reviewed periodically by the Company's management and engineers. In estimating future cash flows, the Company considers the estimated current cost of reclamation and applies inflation rates and a third party profit, as necessary. The third party profit is an estimate of the approximate markup that would be charged by contractors for work performed on behalf of the Company. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in cost of produced coal revenue. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. Additionally, the Company performs a certain amount of required reclamation of disturbed acreage as an integral part of its normal mining process. These costs are expensed as incurred.

Workers' Compensation

The Company is liable for workers' compensation benefits for traumatic injuries under state workers' compensation laws in which it has operations. Workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. The Company purchases it workers compensation insurance from an unrelated insurance carrier.

Newly Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin ("ARB") No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Accounting Pronouncements (Continued)

Under previous guidance, paragraph 5 of ARB NO. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandeling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of "so abnormal" and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.

The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2004, the Company had not had any stock-based compensation awards.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 3:  RESTATEMENT

During the course of the audit of the year ended December 31, 2004 financial statements, errors were discovered in the previously issued financial statements. The following table sets forth the capital section as reported and reflects the adjustments to the previously reported amounts:

                                                            Additional
                                       Common Stock           Paid-In-    Retained
                                    Shares      Par Value     Capital      Deficit      Total
                                  ----------   ----------   ----------   ----------   ----------
Balance, As Reported,
January 1, 2003                    7,358,000  $     7,358  $ 3,509,862  $(1,342,949) $ 2,174,271

Transfer of Retained Deficit
Upon Merger                                -            -     (285,243)(a)  285,243(a)         -

Increase in Cost Associated With
Shares Issued for Services                 -            -      145,100(b)  (145,100)(b)        -

Interest Cost Associated With
Beneficial Conversion Features
of Debentures                              -            -      186,171(c)  (186,171)(c)        -

Reduction in Value of Shares
Issued in Connection with
Reverse Merger                             -            -   (2,997,000)(d)        -   (2,997,000)

Reduction in Sale of
Royalty Interest                           -            -            -     (110,000)(e) (110,000)

Increase In Coal Royalty Expense           -            -            -      (31,882)(f)  (31,882)

Decrease in Amortization Expense           -            -            -      129,137(g)   129,137
                                  ----------   ----------   ----------   ----------   ----------
Balance, as Restated,
January 1, 2003                    7,358,000  $     7,358  $   558,890  $(1,401,722)    (835,474)
                                  ==========   ==========   ==========   ==========   ==========

The following sets forth the Statement of Operations for the year ended December 31, 2003 as previously reported and applicable restatement adjustments for that year:
                                               Restatement
                                 As Reported   Adjustments      As Restated
                                 -----------   -----------      -----------
Revenues                        $    759,606  $   (110,000)(e) $    649,606
Cost of Revenues                   1,003,413        31,882 (f)    1,035,295
                                 -----------   -----------      -----------
Gross Loss                          (243,807)     (141,882)        (385,689)
                                 -----------   -----------      -----------
Legal and Professional Fees          216,247             -          216,247
Consulting Fees                      164,430       145,100(b)       309,530
                                 -----------   -----------      -----------
Operating Expenses                   380,677       145,100          525,777
Depreciation & Amortization          239,183      (129,137)(g)      110,046
Other Expenses                       133,299             -          133,299
Interest Expense                      60,740       186,171(c)       246,911
                                 -----------   -----------      -----------
Total Expenses                       813,899       202,134        1,016,033
                                 -----------   -----------      -----------
Net Loss                        $ (1,057,706) $   (344,016)    $ (1,401,722)
                                 ===========   ===========      ===========

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 3:  RESTATEMENT (Continued)


(a) This represents the accumulated deficit of the Company before the reverse merger effective on September 12, 2003.

(b) This represents the difference in the quoted market value of common stock issued for services and the amount which was recorded as expense.

(c) This represents the beneficial conversion cost of common stock issued upon the conversion of debentures.

(d) This represents the difference in the value assigned to the shares issued in connection with the reverse merger and the historical cost of the assets acquired.

(e) In 2003, the Company sold a $.10 per ton royalty interest in the Alma Seam of the Warfield Mine which had been recorded as revenue. The receipt of cash from the sale of the royalty interest should have reduced the Company's basis in the Warfield Mine.

(f) During 2003, the Company had recorded as notes payable, cash received form the sale of royalty interest and had recorded the royalty payments made as a reduction of the notes payable. The Company should have reduced it's basis in the Warfield Mine by the amount of cash received and recorded the royalty payments as royalty expense. This adjustment reflects the royalty interest paid or accrued to the royalty interest holders.

(g) This represents a reduction in amortization expense of the Warfield Mine due to the decrease in lease cost. The reduction in lease costs is the result of recording the cash received from the sale of royalty interests as a reduction in lease cost of $1,410,000 and the reduction in lease costs of $2,997,000 associated with recording the Warfield Lease at historical costs rather than the fair value of the stock issued.

NOTE 4:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern. However, during February of 2005, the Company sold $7,000,000 of its 6% senior secured convertible notes to outside investors. Upon receipt of the $7,000,000, the Company suspended mining operations and began preparations to mine a new coal seam. After the preparations are partially complete to mine the new seam, mining operations will commence again.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE 5:  STOCK TRANSACTIONS

In March of 2003, a total of 1,515,000 shares of the Company's common stock were issued for services to various individuals. The stock was valued at $212,100 which was approximately the value quoted in the Over the Counter Bulletin Board Exchange ("OTCBB") and was expensed in the statement of operations.

In September and October of 2003, a total of 175,000 shares of common stock was issued for legal services. The stock was valued at $183,750 (which was approximately the value quoted in the OTCBB) and was expensed in the statement of operations.

During the year ended December 31, 2004, the Company issued a total of 670,000 shares of its common stock in exchange for services received. The stock was valued at $1,254,449, which was approximately the value quoted in the OTCBB and was expensed in the statement of operations.

During the year ended December 31, 2004, the Company sold 394,118 shares of its common stock for $275,000 in cash.

The Company issued 1,205,310 shares of it common stock upon the conversion of $1,057,000 in debentures and $28,840 of accrued interest.

In March of 2004, the Company issued 700,000 shares of its common stock to certain controlling shareholders for an option to lease the Copley Lease for a term of two years. The 700,000 shares of stock were valued at par value of $700, which approximated the cost basis of the Copley Lease in the hands of the shareholders.

NOTE 6:  ACQUISITION

On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc.("Eastern"), a privately held Kentucky Corporation, through the issuance of 3,000,000 shares of the Company's common stock in exchange for all of the issued and outstanding stock of Eastern. This transaction has been accounted for as a reverse merger, whereby the subsidiary, Eastern, acquired the parent. As a result, the historical cost basis of the assets of and liabilities are carried over from Eastern and Eastern's historical operations are the operations presented in the financial statements. The accumulated deficit of the parent, as of September 12, 2003, of $285,243 has been transferred to additional paid-in-capital.

NOTE 7:  INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $7,800,000 that may be offset against future taxable income through 2021. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE 7:  INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following:

                                           For the Years Ended
                                               December 31,
                                             2004         2003
                                          ----------   ----------
DEFERRED TAX ASSETS
Net Operating Loss Carryforward          $ 2,657,397  $   476,282
Other                                          6,800        1,700
Valuation allowance                       (2,664,197)    (477,982)
                                          ----------   ----------
                                         $         -  $         -
                                          ==========   ==========

The income tax benefit differs from the amount computed at federal statutory rates of approximately 34% as follows:
                                           For the Years Ended
                                               December 31,
                                             2004         2003
                                          ----------   ----------
Income tax Benefit at Statutory
 Rate of 34%                             $ 2,180,726  $   476,585
Other                                          5,489        1,397
Change in Valuation Allowance             (2,186,215)    (477,982)
                                          ----------   ----------
                                         $         -  $         -
                                          ==========   ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

NOTE 8:  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

The Company sold coal to ten different customers during the year ended December 31, 2004, with approximately 51% of the coal sales going to two customers.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE 9: BUILDING, EQUIPMENT AND COAL LEASES

Building, Equipment and Coal Leases is comprised of the following:

                                           For the Years Ended
                                               December 31,
                                             2004         2003
                                          ----------   ----------

Buildings and Equipment                  $ 1,761,982  $ 1,473,863
Warfield Mine Improvements                   112,458      112,458
Copley Lease                                     700            -
                                          ----------   ----------
                                           1,875,140    1,586,321
Less Accumulated Depreciation,
 Depletion and Amortization                 (261,306)    (110,046)
                                          ----------   ----------
Net Building, Equipment and
 Coal Leases                             $ 1,613,834  $ 1,476,275
                                          ==========   ==========

Depreciation and amortization expense for the year ended December 31, 2004 and 2003 was $265,394 and $110,046, respectively.

NOTE 10: ACCRUED LIABILITIES

                                           For the Years Ended
                                               December 31,
                                             2004         2003
                                          ----------   ----------
Consulting and Director Fees             $ 2,082,500  $         -
Workers Compensation Premium                 111,630            -
Payroll Tax Liabilities                      121,166       33,851
Interest                                      84,186       78,587
Taxes Payable on Coal Sales                  118,687       39,864
Accrued Expenses                              32,405          426
                                          ----------   ----------
                                         $ 2,550,574  $   152,728
                                          ==========   ==========

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE 11:  NOTES PAYABLE

Notes payable on December 31, 2004 consist of a note payable to an individual in the amount of $182,737. The note bears interest of 10% per annum, is secured by certain mining equipment and was due October 13, 2004. The note, along with interest, was fully paid on January 17, 2005.

Notes payable on December 31, 2003 consisted of a note payable to a partnership in the amount of $514,017. The note bore interest at 8% per annum, was due in monthly installments of $21,598 for twenty eight (28) months and was secured by a Fairchild Continuous Mining System. During 2004, the Company determined that the equipment did not perform as it was represented. The Company and the Partnership agreed to a settlement of the note by the Company returning the equipment to the Partnership. In return, the Partnership agreed to reimburse the Company $102,012 for repairs the Company had incurred and to cancel the note. As a result of the return of the equipment, the Company recognized a loss on the equipment of $83,861.

NOTE 12:  CONVERTIBLE DEBENTURES

During the year ended December 31, 2003, the Company issued $1,266,400 of its convertible debentures for cash. The debentures were to mature one year from the date of issuance, are unsecured and bear interest at the rate of 10% per annum. During 2004, $832,000 of these debentures plus accrued interest of $10,928 were converted into 946,609 shares of the Company's common stock. The remaining $434,400 debentures plus accrued interest of $82,684 were renewed as a new convertible debentures due in April of 2005. The new debentures bear interest at 15% per annum.

During the year ended December 31, 2004, the Company issued $325,000 of new convertible debentures, due one year from the date of issuance. These debentures are unsecured and bear interest at the rate of 15% per annum. During 2004, $225,000 of these debentures plus accrued interest of $17,912 were converted into 258,701 shares of the Company's common stock.

The convertible debenture are convertible into shares of the Company's common stock at 60% to 70% of the asking price quoted in the OTCBB on the date of conversion. Interest in the amount of $485,001 and $186,171 has been charged to interest expense during the years ended December 31, 2004 and 2003, respectively, as the cost of this beneficial conversion feature. The liability for convertible debentures on December 31, 2004 is net of $29,074 of debt discount.

NOTE 13:  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value due to the short-term nature of these instruments.

In connection with the conversion of a convertible debenture into common stock, the Company gave the debenture holder a royalty payment of $3,000 per month so long as coal is being mined and sold from the Alma Seam of the Warfield Lease.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 13:  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Company estimated that coal may be mined from the Alma Seam for a period of ten (10) years. These future royalty payments were discounted at 15% per year, giving a present value on the date of conversion, of $185,949, which has been charged to interest expense. The present value of the future royalty payments at December 31, 2004 was $168,962 and is shown as deferred royalties payable in the balance sheet.

NOTE 14:  RELATED PARTIES

On March 31, 2004, the Company issued 700,000 shares of its common stock to related parties in exchange for an option to lease the Copley Lease for a term of two years. The 700,000 shares of stock were valued at par value of $700, which approximates the cost basis of the Copley lease in the hands of the related party shareholders.

On January 6, 2004 the Company received $275,000 from a related party, Eastern Consolidated Mining, Inc. ("Mining"). Mining has a coal sales contract between Mining and a customer. Coal sale receipts applicable to sales of coal to Mining's customer under the contract are received by Mining and then transferred to the Company from Mining. During the year ended December 31, 2004, $751,450 of coal sales were run through Mining's cash account and transferred to the Company. On December 31, 2004, payables to related parties include $110,450 due to Mining.

During the year ended December 31, 2004, the Company paid Midwest Energy Transportation (a transportation company owned by Jeff Miller and Larry Hunt who are related parties) $ 35,875 for trucking costs.

The Company accrued charges to Kentucky Energy Consultants ("KEC")(a consulting firm owned by Jeff Miller and Larry Hunt who are related parties) of $133,092 and $29,666 for consulting services during the years ended December 31, 2004 and 2003, respectively. These accrued balances are included in amounts due related parties as of December 31, 2004 and 2003, respectively. The Company has an agreement with KEC to pay KEC a 2.5% commission on all coal sales for a period of 5 years beginning February of 2005.

On August 20, 2004, the following transactions were effected:

(a) Buckeye Energy Development LLC ("Buckeye"), an LLC owned by Larry Hunt, Jay Lasner, Jeff Miller and Billy Reed, who are related parties, assigned to Eastern Oil a 75% working interest in an oil and gas lease dated November 17, 2003. Buckeye remains the operator of the lease.

(b) Eastern Oil assigned a 12.5% overriding royalty interest back to Buckeye.

Eastern Oil has received an invoice from Buckeye for $287,500 for the cost of drilling three (3) gas wells, which is included in amounts payable, related parties at December 31, 2004.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 14:  RELATED PARTIES (Continued)

On September 1, 2004, Eastern Oil sold a 15% working interest and a 9.45% net revenue interest in the oil and gas lease to an unrelated party for $287,500 cash.

The $287,500 has been credited against Eastern Oil's basis in the oil and gas lease.

At December 31, 2004 and 2003, the Company was indebted to its President in the amount of $199 and $15,199, respectively, for a loan on a piece if equipment used by the Company.

At December 31, 2004, the Company has a note payable in the amount of $659,339 to Eastern Consolidated Coal Corp., a related party, for cash advances made to the Company. The note bears no interest, is unsecured and is due December 30, 2005.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

On January 31, 2005, the Company entered into a one-year lease for office space in Coral Springs, Florida, which commenced on February 15, 2005. The lease agreement calls for minimum rentals of $2,391 per month for twelve months.

On April 1, 2003, the Company sold a 20% working interest in the Warfield Mine for $100,000. Since April 1, 2003, the Warfield Mine has been operating at a loss and since the Company does not have the right to make cash calls form the working interest holder, no benefit has been recorded applicable to the 20% working interest which has been sold. On January 18, 2005, the Company issued 200,000 shares of the Company's common stock in exchange for an option to acquire the 20% working interest for $1,000,000 cash before October 17, 2005.

On December 31, 2004, the Company had the following royalty commitments payable as coal is mined and sold:

(a) $1.33 per ton on all coal mined and sold from the Warfield Mine until such time as $330,739 is paid and $.67 per ton, thereafter.

(b) $1.00 per ton on all coal mined and sold from the Warfield Mine until such time as the earlier of $372,735 is paid or until the second mining section of the Warfield Mine begins production, and $.75 per ton, thereafter.

(c) $.35 per ton on all coal mined and sold from the Alma Seam of the Warfield Mine until such time as $264,991 is paid and $.10 per ton thereafter from coal sold out of the Alma Seam.

(d) $.50 per ton on all coal mined and sold from the Alma Seam of the Warfield Mine.

(e) The greater of 6% of gross sales or $1.85 per ton of all coal mined and sold from the Warfield Lease.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 16:  STATUS OF SAUDI AMERICAN MINERALS, INC. ACQUISITION

In June of 2003, the Company signed a definitive agreement with Saudi American Minerals Inc. ("SAMI") to acquire 100% ownership of SAMI with an effective date to coincide with an effective date of the S-4, which is being prepared and will be filed with the SEC. The acquisition of SAMI will be accomplished with a stock exchange of two shares of the Company for every three shares of SAMI. The total number of SAMI shares owned and outstanding is 20,685,517. The total number of the Company shares used to obtain all of the SAMI shares is 13,770,009. The acquisition will have the effect of transferring to CEI Holdings, a wholly owned subsidiary of the Company, one hundred percent (100%) of the ownership and rights to the items owned by or assigned to SAMI. This includes a USA patent #6,447,559 issued on September 10th of 2002 for so-called clean coal technology. The Company is currently assembling a registration statement on Form S-4 which will, when effective, register the shares to be issued to SAMI to complete this transaction. The Company intends to file this registration statement with the SEC as soon as practical.

NOTE 17:  SUBSEQUENT EVENTS

During the first three months of 2005, the Company committed to acquire $2,735,000 in equipment.

In January of 2005, the Company obtained a $2,500,000 bridge loan which was fully paid upon the funding of the $7,000,000 of the Company's senior secured convertible notes.

On February 22, 2005, the Company sold $7,000,000 of the Company's 6% senior secured convertible notes, due in 2008 ("Notes"), warrants to purchase 2,058,824 shares of the Company's common stock and Additional Investment Rights ("AIR"). The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $1.70. These notes are secured by any and all assets and properties of the Company, whether now owned or hereinafter acquired.

The AIRs give the purchasers of the notes the right to acquire an additional $7,000,000 of notes prior to the later of (i) the earlier of (a) the 14th day following the date the Company first executes a second coal supply contract with American Electric Power, and (b) the 90th day following the date the registration statement is declared effective and (ii) May 25, 2005.

The Company suspended mining operations on February 6, 2005 in order to start a slope down to the Pond Creek Coal Seam, which is approximately ninety (90) feet below the Alma Seam.

On January 3, 2005, the Company issued 550,000 shares of its common stock for services rendered during the year that ended December 31, 2004. The value of the stock issued, $1,072,500 (which approximates the value quoted in the OTCBB) has been recorded as an expense in the year ended December 31, 2004, with a corresponding increase in accrued liabilities.

On March 23, 2005, the Company authorized the issuance of 200,000 shares of its common stock for services which were performed during the year that ended December 31, 2002. The value of the stock to be issued, $1,010,000 (which approximates the value quoted in the OTCBB) has been recorded as an expense in the year that ended December 31, 2004, with a corresponding increase in accrued liabilities.

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

On January 3, 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development, LLC, an entity owned by Larry Hunt, Jeff Miller and Jay Lasner, for the acquisition of the Coal Burg Seam, Taylor Seam, Richardson Seam and Broas Seam of coal on the Dempsey Heirs Leases.