Form 10QSB
period 2005-03-31
CONSOLIDATED ENERGY INC
filed 2005-05-16
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
Act
     of 1934

                    For the Quarter Ended: March 31, 2005

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

            12508 West Atlantic Blvd., Coral Springs, Florida 33071
            -------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (954) 575-1471
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X    No     (2)  Yes X    No
       ---      ---         ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         14,092,626
-------------------------------                 ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 13, 2005

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

RESTATEMENT OF FINANCIAL STATEMENTS
-----------------------------------
In the course of preparing financial statements for the year ended December 31, 2004, the Company changed auditors effective April 1, 2005 (See Current Report on Form 8-K filed with the Commission on April 5, 2005). The new auditors have applied significant adjustments to the previously issued financial statements and restated the financial statements for the period ended December 31, 2003. Details of the accounting adjustments are included in footnote 3 to the financial statements included in the Company's annual report for the year ended December 31, 2004.

The attached interim financial statements for the three months ended March 31, 2005 below reflect the restated numbers for fiscal 2003, and include details of the effects of that restatement and adjustments made to the previously issued financial statements for the three months ended March 31, 2004. See
Note 5: Restatement of Prior Quarter's Results.

Consolidated Energy Inc.
Consolidated Balance Sheets
Unaudited

ASSETS
                                                  Mar 31, 2005  Dec 31, 2004
                                                  -----------   -----------
CURRENT ASSETS
 Cash                                            $  2,864,851  $      4,392
 Accounts Receivable - Other                           75,000        75,000
 Prepaid Expenses                                         493           400
                                                  -----------   -----------
   TOTAL CURRENT ASSETS                             2,940,344        79,792
                                                  -----------   -----------
BUILDING, EQUIPMENT AND COAL LEASES
 Building and Equipment, Net of Depreciation        5,790,220     1,515,677
 Coal Leases, Net of Amortization                   1,343,226        98,157
                                                  -----------   -----------
   TOTAL BUILDING, EQUIPMENT AND
     COAL LEASES, NET                               7,133,446     1,613,834
                                                  -----------   -----------
OTHER ASSETS
 Restricted Cash                                       51,200        49,900
 Prepaid Royalty                                       46,167        11,666
 Other Assets                                          27,000        32,500
                                                  -----------   -----------
   TOTAL OTHER ASSETS                                 124,367        94,066
                                                  -----------   -----------
TOTAL ASSETS                                     $ 10,198,157  $ 1,787,692
                                                  ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Energy Inc.
Consolidated Balance Sheets
Unaudited

LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                  Mar 31, 2005  Dec 31, 2004
                                                  -----------   -----------
CURRENT LIABILITIES
 Cash Overdrafts                                 $          -  $    400,623
 Accounts Payable                                     699,595       426,427
 Accrued Liabilities                                  501,805     2,550,574
 Royalties Payable                                    350,898       369,374
 Notes Payable                                              -       182,737
 Current Portion Capital Lease                      1,045,000             -
 Convertible Debentures                               561,528       588,010
 Payable to Related Parties                           256,711       560,906
 Notes Payable to Related Party                       659,339       659,339
                                                  -----------   -----------
   TOTAL CURRENT LIABILITIES                        4,074,876     5,737,990

LONG-TERM LIABILITIES
 Deferred Royalties Payable                           166,501       168,962
 Senior 6% Secured Notes Payable                    5,581,735             -
 Long Term Portion Capital Lease                      492,030             -
                                                  -----------   -----------
   TOTAL LIABILITIES                               10,315,142     5,906,952
                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES                               -             -

STOCKHOLDERS' EQUITY
 Common Stock, $.001 Par Value, 50,000,000 Shares
  Authorized, 13,606,776 and 10,327,428 Shares
  Issued and Outstanding at March 31, 2005 and
  December 31, 2004, respectively                      13,607        10,327
 Additional Paid-in-Capital                         8,315,536     3,686,035
 Retained Deficit                                  (8,446,128)   (7,815,622)
                                                  -----------   -----------
   TOTAL STOCKHOLDERS' DEFICIT                       (116,985)   (4,119,260)
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $ 10,198,157  $  1,787,692
                                                  ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Three Months Ended March 31,
                                                      2005          2004
                                                   -----------   -----------
REVENUES
 Coal Sales                                       $    433,033  $    671,584
                                                   -----------   -----------
TOTAL REVENUES                                         433,033       671,584

COST OF REVENUE                                        385,499       797,526
                                                   -----------   -----------
GROSS PROFIT (LOSS)                                     47,534      (125,942)

EXPENSES
 Operating Expenses                                    555,899       785,338
 Depreciation and Amortization                         115,829        66,348
 Interest Expense, Net of $1,098,868 Capitalized
  Interest in 2005                                       6,411        48,461
                                                   -----------   -----------
   TOTAL EXPENSES                                      678,139       900,147
                                                   -----------   -----------
   LOSS BEFORE INCOME TAXES                           (630,605)   (1,026,089)

PROVISION FOR INCOME TAXES
                                                   -----------   -----------
   NET LOSS                                       $   (630,605) $ (1,026,089)
                                                   ===========   ===========
BASIC AND DILUTED LOSS PER
COMMON SHARE                                      $      (0.05) $      (0.13)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
 Basic and Diluted                                  12,686,939     7,918,000
                                                   ===========   ===========









The accompanying notes are an integrated part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                  Three Months Ended March 31,
                                                      2005          2004
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                         $   (630,506) $ (1,026,089)
 Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities
  Depreciation and Amortization                        115,829        66,348
  Stock Issued for Services                                          624,000
  Amortization of Debt Discount                          2,875
 Changes in Operating Assets and Liabilities
  Prepaid Expenses                                         (93)        3,702
  Accounts Receivable                                               (102,879)
  Prepaid Royalties                                    (34,501)
  Other Assets                                           5,500        47,627
  Cash Overdrafts                                     (400,623)      (33,007)
  Accounts Payable and Accrued Liabilities             310,783       518,253
  Royalties Payable                                    (18,476)      (34,123)
  Deferred Royalties Payable                            (2,461)
  Purchase of Restricted Cash                           (1,300)
                                                   -----------   -----------
   NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                              (652,973)       63,832
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (1,933,883)     (391,976)
 Interest Capitalized                                 (100,093)
 Coal Lease Cost Capitalized                          (925,690)
                                                   -----------   -----------
   NET CASH (USED) BY
    INVESTING ACTIVITIES                            (2,959,666)     (391,976)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment On Notes Payable                             (182,737)
 Proceeds From Convertible Debentures, Net           7,097,500
 Advances From (Payments To) Related Parties          (304,195)      196,828
 Payment on Capital Leases                            (137,470)
 Proceeds From Stock Sales                                           125,000
                                                   -----------   -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                             6,473,098       321,828
                                                   -----------   -----------
NET (DECREASE) INCREASE IN CASH                      2,860,459        (6,316)
CASH BALANCE, BEGINNING OF PERIOD                        4,392         6,316
                                                   -----------   -----------
CASH BALANCE, END OF PERIOD                       $  2,864,851  $
                                                   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                  Three Months Ended March 31,
                                                      2005          2004
                                                   -----------   -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Debt Discount Capitalized as Equipment           $   (679,067) $          -
 Debt Discount Capitalized as Lease Cost              (319,708)            -
 Reduction in Debt Discount                            998,775             -
 Equipment From Capital Lease                       (1,674,500)            -
 Increase in Capital Lease                           1,674,500             -
 Lease Cost From Stock Issued                           (2,500)            -
 Stock Issued For Lease                                  2,500             -
 Reduction in Accrued Liabilities for Stock Issued  (2,082,500)            -
 Common Stock Issued For Settlement of
  Accrued Liabilities                                      750             -
 Additional Paid-In-Capital From Stock Issued        2,081,750             -
 Conversion of Debentures to Common Stock              (50,000)     (682,001)
 Conversion of Accrued Interest to Common Stock         (3,884)     (160,927)
 Common Stock Issued for Debentures                         30           947
 Additional Paid-In-Capital from Stock Issued
  For Debentures                                        53,854       841,981
 Debt Discount on Issuance of Convertible
  Debentures                                        (2,493,897)            -
 Additional Paid-In-Capital from Debt Discount       2,493,897             -
                                                   -----------   -----------
                                                  $          -  $          -
                                                   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash Paid During the Year For
  Interest                                        $    100,093  $     48,461
                                                   ===========   ===========
  Income Taxes                                    $          -  $          -
                                                   ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Management of the Company has determined that the Company's operations are comprised of one reportable segment as that term is defined by SFAS No. 131 "Disclosures About Enterprise and Related Information." Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statement.

NOTE 2: GENERAL

During February of 2005, the Company temporarily suspended mining operations of the Alma coal seam of the Warfield mine in order to cut a slope down to the Pond Creek Coal seam which lies approximately 90 feet below the Alma coal seam. Coal mining in the Alma seam is expected to resume in the later half of 2005.

NOTE 3: USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements. The most significant of the Company's estimates is the determination of the amount of amortization of mine costs using the units of production. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ materially from those estimates used in the preparation of these financial statements.

NOTE 4: REVENUE RECOGNITION

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

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5: RESTATEMENT OF PRIOR QUARTERS RESULTS

During the course of the audit of the year ended December 31, 2004 financial statements, accounting adjustments were made to the previously issued financial statements. The following sets forth the Statement of Operations for the three months ended March 31, 2004 as previously reported and applicable restatement adjustments for that period:
                                                 Restatement
                                   As Reported   Adjustments      As Restated
                                   -----------   -----------      -----------
Revenues                          $    671,584  $          -     $    671,584
Cost of Revenues                       797,526             -          797,526
                                   -----------   -----------      -----------
Gross Loss                            (125,942)            -         (125,942)
                                   -----------   -----------      -----------
Legal and Professional Fees             46,634             -           46,634
Consulting Fees                         58,761       592,000 (a)      650,761
Operating Expenses                      87,943             -           87,943
Depreciation & Amortization            156,588       (90,240)(b)       66,348
Interest Expense                        48,461             -           48,461
                                   -----------   -----------      -----------
Total Expenses                         398,387       501,760          900,147
                                   -----------   -----------      -----------
Net Loss                          $   (524,329) $   (501,760)    $ (1,026,089)
                                   ===========   ===========      ===========

(a) This represents the difference in the quoted market value of common stock issued for services and the amount which was recorded as expense.
(b) This represents a reduction in amortization expense of the Warfield Mine due to the decrease in lease cost and the adjustment to the depreciation expense on mine equipment.

NOTE 6: STOCK TRANSACTIONS

On January 3, 2005, the Company issued 550,000 shares of its common stock for services rendered during the year that ended December 31, 2004. The value of the stock issued, $1,072,500 (which approximates the value quoted in the OTCBB) has been recorded as an expense in the year ended December 31, 2004, with a corresponding increase in accrued liabilities.

On March 23, 2005, the Company authorized the issuance of 200,000 shares of its common stock for services, which were performed during the year that ended December 31, 2002. The value of the stock to be issued, $1,010,000 (which approximates the value quoted in the OTCBB) has been recorded as an expense in the year that ended December 31, 2004, with a corresponding increase in accrued liabilities.

On January 3, 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development. LLC, an entity owned by Larry Hunt, Jeff Miller and Jay Lasner for the acquisition of the Coal Burg Seam, Taylor Seam, Richardson Seam and the Broas Seam of coal on the Dempsey Heirs Leases.

The Company issued 29,368 shares of it common stock upon the conversion of $50,000 debenture and $3,885 of accrued interest.

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 7: ISSUANCE OF 6% CONVERTIBLE NOTES

On February 22, 2005, the Company sold $7,000,000 of the Company's 6% senior secured convertible notes, due in 2008 ("Notes"), warrants to purchase 2,058,824 shares of the Company's common stock and Additional Investment Rights ("AIRs"). The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $1.70. The notes are secured by any and all assets and properties of the Company, whether now owned or herein after acquired.

The AIRs give the purchasers of the notes the right to acquire an additional $7,000,000 of notes prior to the later of (i) the earlier of (a) the 14th day following the date the Company first executes a second coal supply contract with American Electric Power, and (b) the 90th day following the date the registration statement is declared effective and (ii) May 25, 2005.

During March 2005, $750,000 of the AIRs were exercised by a portion of the convertible note holders.

NOTE 8: GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs, thereby raising substantial doubts about its ability to continue as a going concern. During February and March of 2005, the Company sold $7,750,000 of its 6% senior secured convertible notes to outside investors. Upon receipt of the proceeds from the sale of convertible notes, the Company suspended mining operations and began preparation to mine an additional coal seam in its Warfield mine. Mining operations should resume in August or September 2005 and production from the two coal seams, according to management's estimates, should be sufficient to allow the Company to earn a profit from operations. Management is currently exploring ways in which to finance a coal washing plant at the Warfield mine, which would further enhance the sales value of the mined coal. The estimated cost of the plant is approximately $4,000,000.

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

The Company also is involved in gas and oil exploration and development through its wholly owned subsidiary Eastern Consolidated Oil and Gas, Inc. The Company has interests in one producing gas well drilled in November 2004 with additional wells planned.

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

Results of Operations for the period ended March 31, 2005 compared to 2004
--------------------------------------------------------------------------
For the period ended March 31, 2005, the Company had revenues of $443,033 with cost of revenues of $385,499 for a gross profit of $47,534. Operating expenses totaled 678,139 for a net loss of $630,605, or $.05 per share. For the period ended March 31, 2004, the Company had revenues of $671,584 with cost of revenues of $797,526, for a loss of $125,942. Expenses for the three months ended March 31, 2004 totaled $900,147 for net loss of $1,026,089, or $.13 per share.

Revenues and expenses were down in the current quarter compared to the prior year period because management suspended mining operations in February and began preparation to mine an additional coal seam in its Warfield mine. Management expects that mining operations in should resume in May or June 2005 but not later than August 2005, and anticipates that production from the two coal seams should be sufficient to allow the Company to earn a profit from operations. The Company is currently exploring ways in which to finance a coal washing plant at the Warfield mine to further enhance the sales value of the mined coal.

In January 2005, the Company issued 2,500,000 shares of its common stock to acquire rights to additional reserves in the Coal Burg Seam, Taylor Seam, Richardson Seam and Broas Seam of coal on the Dempsey Heirs Leases estimated at approximately 21,500,000 tons. The acquisition was booked at $2,500, the par value of the stock issued. Management hopes to begin mining these new reserves in the next 12 to 15 months.

Liquidity and Capital Resources
-------------------------------
To date, the Company has funded operations primarily through the issuance of notes payable, convertible debentures and convertible notes. The Company has also issued stock for services in lieu of cash.

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

Subsequent to the date of the financial statements included in this report, in April 2005, two of the above Holders exercised additional investment rights for the purchase of Notes totaling $750,000. Subsequent to the date of the financial statements included in this report, placement agent warrants for the purchase of 713,223 shares issued in connection with the above financing transactions were exercised pursuant to cashless exercise provisions for the issuance of 485,850 shares.

The Holders of the Notes and Warrants, and the placement agent have registration rights in connection with the transactions. Accordingly, the Company filed a registration statement on Form SB-2 on May 13, 2005 to register a total of 7,618,204 shares, including shares underlying the Notes if converted, the shares underlying the Warrants and the shares issued to the placement agent in connection with the transactions.

At this filing date, the Company has used approximately $2,527,000 of the proceeds to repay an outstanding bridge loan (principal and interest) from Gryphon. The Company has also paid a flat fee of $30,000 to Gryphon as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the Notes and related investment documents.

In addition to the above fees and warrants, the Company has paid the placement agent, Stonegate Securities, Inc., a total of $540,000 cash and issued an aggregate of 485,850 shares of the Company's common stock to Scott R. Griffith and Jesse B. Shelmire IV (242,925 shares each). The cash paid and shares issued were per the terms of a non-exclusive Placement Agency Agreement (filed a an exhibit to the Company's Current Report on Form 8-K dated January 11,
2005).

In connection with the above transaction, the Company has executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of the Company's assets and properties ("Collateral" as defined in the Security Agreement). Each of the Company's subsidiaries has also executed a Guaranty for the Company's obligations under the Notes.

At March 31, 2005, the Company had current assets of $2,940,244 consisting of cash of $2,864,851, $75,000 in accounts receivable and $493 in prepaid expenses. The Company had current liabilities of $4,074,876, consisting of $699,596 in accounts payable, $501,805 in accrued liabilities, $350,898 in royalties payable, $1,045,000 in current capital lease, $561,528 in convertible debentures, $256,711 payable to related parties, and $659,339 in a note payable to a related party, for a working capital deficit of $1,134,532. The Company intends to continue its mine development and restart mining and production as soon as possible to begin generating revenues.

At March 31, 2005, the Company had long-term liabilities of $166,501 in deferred royalties payable, $492,030 for the long term portion of a capital lease, and $5,581,735 for its senior 6% secured notes payable.

At March 31, 2005, the Company had fixed assets of building and equipment of $5,790,220 (net of depreciation) and coal leases of $1,343,226 (net of amortization. The Company had other assets of $124,367, consisting of restricted cash, prepaid royalty and other assets.

For the period ended March 31, 2005, cash flows used by operating activities totaled $652,973. Cash used by investing activities totaled $2,959,666, primarily for the purchase of mining equipment, plus the capitalized cost of a coal lease. Cash provided by financing activities totaled $6,473,098, primarily from the proceeds of the senior 6% convertible notes, offset by payment of notes payable, payments to related parties, and payment of capital leases.

The balance of the proceeds received from the financing transaction described above is budgeted to allow the Company to:
 - access the Pond Creek coal seam at Warfield;
 - acquire the equipment necessary to mine the Pond Creek seam;
 - prepare to construct a coal washing facility at Warfield;
 - begin engineering and permitting of other coal seams at Warfield.

A portion of the proceeds received from the transaction is currently being used to provide working capital and materials necessary to construct three slopes and the ancillary ventilation necessary to allow the Company to access the Pond Creek coal seam. This construction project is scheduled to be complete by the end of the second quarter of 2005.

A portion of the proceeds received from the transaction was used to secure the equipment which will be used to mine the Pond Creek coal seam. This equipment is scheduled to arrive in May of 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officers participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation and the information from the our new auditors, our principal executive and financial officers cannot reasonably conclude that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange
Act) were effective as of the end of the period covered by the report.

In the course of performing an audit on our consolidated financial statements for the year ended December 31, 2004, Killman, Murrell & Company, our auditors ("Killman"), have identified certain conditions that they consider to be significant deficiencies in the design or operation of internal controls that constitute "reportable conditions" under standards established by the American Institute of Certified Public Accountants. On May 11, 2005, Killman provided us with a letter outlining these conditions, including certain items that may be considered material weaknesses. The disclosure below outlines these items with the actions we have taken and are taking to address the conditions.

 1. During the year ended December 31, 2004, a bank account was maintained by an individual who is not an officer, employee or director. The transactions for this account were not properly reflected on our books and records. We have since revised our banking practices to ensure that our bank accounts will always be maintained by an authorized officer, employee or director. The books and records will be properly maintained to reflect all transactions in a timely fashion.

 2. During the year ended December 31, 2004, equipment purchases were authorized by an individual who is not an officer, employee or director, without prior approval by an officer or the board of directors. We have since revised our authorization procedures to require prior approval of purchases by an authorized officer up to $5,000, and by the board of directors above that amount. Such purchases will be supported by documentation from the vendor.

 3. Since inception, we have had transactions with related parties and/or common shareholders, including the issuance of common stock for the assignment of coal leases. We assigned a market value to the common stock issued based on the potential value of the reserves covered by the leases without regard to the historical cost basis to the related parties or shareholders. Our auditors believe that the historical cost basis as determined under GAAP is the appropriate valuation method for all such transactions unless the fair value of the stock issued or assets acquired is objectively measurable and the transferor's stock ownership following the transaction is not so significant that the transferor retains a substantial indirect interest in the assets as a result of stock ownership in the company. We have accepted the conclusions of our auditor and intend to use the appropriate valuation method on any similar transactions in the future.

 4. Since inception, we have issued common stock for services rendered to us. The valuation of this stock has been inconsistent and not necessarily related to the stock's market price. We will henceforth value such issuances based on the listed closing price of the stock on the date we agree to issue such stock without any discount or adjustment.

 5. We have received cash advances from individuals based on future promises to repay the cash advances based on coal mined from our Warfield lease. We recorded these advances as loans (notes payable) instead of the sale of mineral interests. Henceforth, we will review any such transactions in detail to ascertain the appropriate accounting treatment.

We are in the process of making certain additional changes to improve our internal controls, including:

 - Controlling the use of company credit cards;
 - Reconciling bank accounts to properly reflect wire transfers;
 - More frequent balancing of subsidiary and consolidated general ledgers and immediate investigation of out of balance conditions;
 - More complete detailing supporting amounts for prepaid items and depreciation schedules; and
 - More complete detailing of royalties accrued and paid.

We are also moving our executive office to our operations site, which should facilitate the accounting communications and the consolidation of accounting procedures. In addition, we are considering whether we need additional accounting personnel.

Despite the material weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made. To overcome the material weaknesses, our principal executive and financial officers directed our internal accounting staff to provide additional substantive accounting information and data to our auditors in conjuction with their audit of the consolidated financial statements for the year ended December 31, 2004, and in connection with the preparation of the consolidated financial statements for the current quarter.

Other than the above, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.


PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the requirements of Item 701 of Regulation SB, the Company is disclosing the issuance of securities during the quarter ended March 31, 2005 that were not registered under the Securities Act as follows:

In January 2005, the Company issued 225,000 shares of its common stock to Barry Tackett for consulting services in fiscal 2004.

In January 2005, the Company issued 225,000 shares of its common stock to Joseph Jacobs for consulting services in fiscal 2004.

In January 2005, the Company issued a total of 75,000 shares of its common stock (25,000 shares each) to Carl Baker, Joseph Jacobs, Edward Jennings and Barry Tackett for service as directors during fiscal 2004.

In January 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development, LLC, an entity owned by Larry Hunt, Jeff Miller and Jay Lasner, for the acquisition of the Coal Burg Seam, Taylor Seam, Richardson Seam and Broas Seam of coal on the Dempsey Heirs Leases.

In March 2005, the Company issued 200,000 shares of its common stock to a consultant for services which were performed during the year that ended December 31, 2002.

In March 2005, the Company issued 29,348 shares of its common stock pursuant to the conversion of an outstanding debenture.

In the three months ended March 31, 2005, the Company issued warrants for the purchase of an aggregate of 3,242,648 shares of its common stock at an exercise price of $1.70 per share in connection with a bridge loan financing in January, and subsequent 6% convertible note financing in February. The Company also issued an aggregate of $7,000,000 in notes that may be convertible into 4,117,647 shares of the Company's common stock at an exercise price of $1.70 per share upon the occurrence of certain events.

Subsequent Events
-----------------
In April 2005, two investors in the Company's February 2005 private placement exercised their additional investment rights for an aggregate of $750,000 in 6% senior secured promissory notes that may be convertible into 441,176 shares of the Company's common stock at an exercise price of $1.70 upon the occurrence of certain events. In connection with the additional investment, the Company issued warrants for the purchase of 44,116 shares of its common stock at an exercise price of $1.70 to the placement agent.

In April 2005, the placement agent exercised all of the 713,223 warrants issued to date to the placement agent through a cashless exercise provision in exchange for the issuance of 485,850 shares of the Company's common stock.

The above shares were issued were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in
Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

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

                                CONSOLIDATED ENERGY INC.


Date: May 16, 2005              By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: May 16, 2005              By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)