Form 10KSB/A
period 2004-12-31
CONSOLIDATED ENERGY INC
filed 2005-08-01
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  ITEM 2. DESCRIPTION OF PROPERTIES

Administrative offices are located at Consolidated Energy, Inc., 12508 W. Atlantic Boulevard, Coral Springs, FL. 33071. Effective February 15, 2005, the Company has a one year lease for the above offices with an option to renew for one additional year. The lease rate is approximately $2,391 per month plus utilities fees of approximately $350 per month. The space provided is adequate for the Company's needs.

Operating property
------------------
Coal
----
Martin County - As of December 31, 2004, the Company is in possession of one material mineral property located at 820 Hode Road, in Warfield, Martin County, Kentucky. Access to this property is via Kentucky State Route 292 one half mile north of Warfield. The coal is transported via truck via Kentucky State Route 292, Kentucky Route 3, and US 23 at Catlitsburg, Kentucky where it is delivered to the end user, American Electric Power, at the Big Sandy Power Plant. An alternative delivery point would be the river Barge facility at Catlitsburg Kentucky which is located approximately 60 miles from the mine site via the same route.

Consistent with industry practice, we conducted a limited investigation of title to our coal properties prior to leasing and the property owners provided title warranties. Prior to initiating mining, title to lands and reserves of the lessors or grantors and the boundaries of our leased properties are more completely verified. The Company utilizes a registered professional surveyor to confirm the meets and bounds and also advertises the property and the proposed mining operation in the largest circulation newspaper in the county in which the property is located.

The property is in the Eastern Kentucky Central Appalachian Mountain Range, in rock formation consisting primarily of shale, sandstone and blue slate. Coal seams of economic significance on the property include the Alma, Pond Creek, Taylor, Richardson, Broas and Coalburg seams. Continuing exploration of the property is being conducted by an independent contractor on an ongoing basis. The Alma Seam mine is operational and in good mining condition. The Pond Creek Seam is in the developmental stage. Currently, three slopes are being constructed within the current Alma Seam to allow access to the Pond Creek Seam. The Taylor Seam which will be mined via the underground method is currently in the permitting process. The Richardson, Broas and Coalburg seams are all to be mined using the surface mining method and have been explored and proven. Mining permits for these seams have not yet been submitted.

The Company rehabilitated the Alma Seam which is currently mine ready. The Alma Seam is currently being mined by the continuous mining method using (1) Joy 14 CM-10 AA continuous miner, (1) Fletcher dual head roof bolter, (5) Long Air-dox Uni-haulers and various other underground mining equipment normally used in this method of mining. Substantially all of the current operating equipment has been refurbished or rebuilt and is in near new condition.
The slope construction project which allows access to the Pond Creek from the mine ready Alma Seam lies approximately 93 feet below the Alma. The slope
project is better than 50% complete.   In February, 2005 the company began
purchasing equipment for a coal washing facility to be located on the property. Construction of the plant is currently underway and should be completed by end of third quarter 2005.

As of December 31, 2004, the Company had invested $113,157.42 in leases associated with the Warfield property. The Company had invested approximately $25,000 for permits and approximately $1,761,982 in property, plant and equipment associated with the mining of coal on the above mentioned property.

As of December 31, 2004, the Company plans to invest $4 million to $5 million or more to increase the production potential of the property, depending on the success of proposed fund raising.

Electric power for the current and future operations on the property is supplied by American Electric Power. This power source is readily available and upgradeable when and as power demand increases. In the past three years the Company has rehabilitated the Alma seam mine and commenced production, and has recently begun construction of a coal preparation plant. There have been no other material events and no adverse material events within the past three years.

All information provided in the table below represents current minerals under lease located on the Warfield property. All mineral is leased and none is owned by the company.


              Proven & Probable
                Tons in Place                                           Average        Total
                   As of                   BTU          Sulfur      Recovery % Inc.  Recoverable
      Seam     Dec 31, 2004    Type       Per lb.       Content       Processing       Tons
   ----------   ----------    --------   --------   ---------------    ----------    ----------
Pond Creek       5,400,000       Steam     12,500   less than 1.0             40%     2,160,000
Alma            14,600,000       Steam     12,200   more than 1.5             45%     6,570,000
Taylor           5,220,300       Steam     13,300   less than 1.0             35%     1,827,105
Coalburg        13,105,855       Steam     12,500   more than 1.0             48%     6,290,810
Richardson         941,000       Steam     12,500   less than 1.0             50%       470,500
Broas            3,437,250       Steam     12,500   less than 1.0             85%     2,921,663
   --------     ----------                                                           ----------
   Totals       42,704,405                                                           20,240,078
                ==========                                                           ==========

Our estimate of the economic recoverability of our reserves is based upon a comparison of unassigned reserves to assigned reserves currently in production in the same geologic setting to determine an estimated mining cost. These estimated mining costs are compared to existing market prices for the quality of coal expected to be mined and taking into consideration typical contractual sales agreements for the region and product. Where possible, we also review production by competitors in similar mining areas. Only reserves expected to be mined economically and with an acceptable profit margin are included in our reserve estimates. Finally, our reserve estimates include reductions for recoverability factors to estimate a saleable product. Approximately 40% of the reserves in the table above is compliance coal.

Our reserve estimates are prepared by Company employees with years of experience within the mining or engineering industry. From time to time the Company engages independent third party engineering firms or mining consultants to review our policies and procedures concerning reserve estimates. The latest independent review was performed in July 2005 and confirmed that the Company was in control of approximately 20.2 million recoverable coal tons.

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

             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                      Page
-----------------                                                      ----
Reports of Killman, Murrell & Co., P.C., Independent Registered Public
 Accounting Firm                                                         27
Balance Sheets as of December 31, 2004 and 2003                          29
Statements of Operations for the fiscal years ended December
31, 2004, and 2003                                                       31
Statements of Stockholders' Equity for the years ended
December 31, 2004, and 2003                                              32
Statements of Cash Flows for the fiscal years ended
December 31, 2004, and 2003                                              33
Notes to Financial Statements                                            35

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

                                Consolidated Energy, Inc.

Date: July 29, 2005            By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: July 29, 2005            By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 29, 2005            By: /S/ David Guthrie, Director

Date: July 29, 2005            By: /S/ Barry W. Tackett, Director

Date: July 29, 2005            By: /S/ Edward H. Jennings, Director

Date: July 29, 2005            By: /S/ Carl G. Baker, Director

Date: July 29, 2005            By: /S/ Joseph G. Jacobs, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Consolidated Energy, Inc.
Coral Springs, Florida 33071

We have audited the accompanying consolidated balance sheet of Consolidated Energy, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Energy, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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


/s/Killman, Murrell & Company, P.C
KILLMAN, MURRELL & COMPANY, P.C.
Houston, Texas
July 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Consolidated Energy, Inc.
Coral Springs, Florida 33071


We have audited the accompanying consolidated balance sheet of Consolidated Energy, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Energy, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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




/s/Killman, Murrell & Company, P.C
KILLMAN, MURRELL & COMPANY, P.C.
Houston, Texas
April 11, 2005

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

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                             Additional
                                       Common Stock           Paid-In     Retained
                                    Shares      Par Value     Capital      Deficit      Total
                                  ----------   ----------   ----------   ----------   ----------
BALANCE, JANUARY 1, 2003           2,668,000  $     2,668  $   263,802  $  (285,243) $   (18,773)

Shares Issued For Services         1,690,000        1,690      394,160            -      395,850

Interest Cost Associated With
Beneficial Conversion Features
of Debentures                              -            -      186,171            -      186,171

Transfer of Retained Deficit Upon
Reverse Merger                             -            -     (285,243)     285,243            -

Shares Issued in Connection With
Reverse Merger                     3,000,000        3,000            -            -        3,000


Net Loss                                   -            -            -   (1,401,722)  (1,401,722)
                                  ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 2003         7,358,000        7,358      558,890   (1,401,722)    (835,474)

Shares Issued For Settlement         670,000          670    1,253,829            -    1,254,499
 of Accrued Liabilities
Shares Sold For Cash                 394,118          394      274,606            -      275,000

Shares Issued Upon Conversion
of Convertible Debentures and
Accrued Interest                   1,205,310        1,205    1,084,635            -    1,085,840

Interest Cost Associated With
Beneficial Conversion Features
of Debentures                              -            -      514,075            -      514,075

Shares Issued For Copley Lease       700,000          700            -            -          700

Net Loss                                   -            -            -   (6,413,900)  (6,413,900)
                                  ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 2004        10,327,428  $    10,327  $ 3,686,035  $(7,815,622) $(4,119,260)
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