Form 10QSB
period 2005-06-30
CONSOLIDATED ENERGY INC
filed 2005-08-22
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended: June 30, 2005

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

            76 George Road, P.O. Box 537, Betsy Layne, Kentucky 41605
            ---------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (859) 488-0070
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            12508 West Atlantic Blvd., Coral Springs, Florida 33071
            -------------------------------------------------------
          (Former address of principal executive offices and Zip Code)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X    No     (2)  Yes X    No
       ---      ---         ---      ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         14,361,956
-------------------------------                 ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of July 29, 2005

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

The attached interim financial statements for the six months ended June 30, 2005 below reflect the restated numbers for fiscal 2003, and include details of the effects of that restatement and adjustments made to the previously issued financial statements for the six months ended June 30, 2004. See Note 5: Restatement of Prior Quarter's Results.

Consolidated Energy Inc.
Consolidated Balance Sheets
Unaudited

ASSETS
                                                  Jun 30, 2005  Dec 31, 2004
                                                  -----------   -----------
CURRENT ASSETS
 Cash                                            $  3,091,690  $      4,392
 Accounts Receivable                                  184,916             -
 Accounts Receivable - Other                                -        75,000
 Inventory                                             51,699             -
 Prepaid Expenses                                       9,000           400
                                                  -----------   -----------
   TOTAL CURRENT ASSETS                             3,337,305        79,792
                                                  -----------   -----------
BUILDING, EQUIPMENT AND COAL LEASES
 Building and Equipment, Net of Depreciation        8,088,461     1,515,677
 Coal Leases, Net of Amortization                   3,253,462        98,157
                                                  -----------   -----------
   TOTAL BUILDING, EQUIPMENT AND
     COAL LEASES, NET                              11,341,923     1,613,834
                                                  -----------   -----------
OTHER ASSETS
 Restricted Cash                                       51,200        49,900
 Prepaid Royalty                                       69,867        11,666
 Other Assets                                          26,300        32,500
                                                  -----------   -----------
   TOTAL OTHER ASSETS                                 147,367        94,066
                                                  -----------   -----------
TOTAL ASSETS                                     $ 14,826,595  $  1,787,692
                                                  ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Energy Inc.
Consolidated Balance Sheets
Unaudited

LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                  Jun 30, 2005  Dec 31, 2004
                                                  -----------   -----------
CURRENT LIABILITIES
 Cash Overdrafts                                 $          -  $    400,623
 Accounts Payable                                     581,818       426,427
 Accrued Liabilities                                1,145,463     2,550,574
 Royalties Payable                                    255,713       369,374
 Notes Payable                                              -       182,737
 Current Portion Capital Lease                      1,267,030             -
 Convertible Debentures                               511,528       588,010
 Payable to Related Parties                           584,344       560,906
 Notes Payable to Related Party                        49,306       659,339
                                                  -----------   -----------
   TOTAL CURRENT LIABILITIES                        4,395,202     5,737,990

LONG-TERM LIABILITIES
 Deferred Royalties Payable                           166,500       168,962
 Senior 6% Secured Notes Payable                   10,500,378             -
 Long Term Portion Capital Lease                      175,000             -
                                                  -----------   -----------
   TOTAL LIABILITIES                               15,237,080     5,906,952
                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES                               -             -

STOCKHOLDERS' EQUITY
 Common Stock, $.001 Par Value, 50,000,000 Shares
  Authorized, 14,161,956 and 10,327,428 Shares
  Issued and Outstanding at June 30, 2005 and
  December 31, 2004, respectively                      14,163        10,327
 Additional Paid-in-Capital                         9,375,487     3,686,035
 Retained Deficit                                  (9,800,135)   (7,815,622)
                                                  -----------   -----------
   TOTAL STOCKHOLDERS' DEFICIT                       (410,485)   (4,119,260)
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $ 14,826,595  $  1,787,692
                                                  ===========   ===========







The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
Consolidated Energy Inc.
Consolidated Statement of Operations
(Unaudited)

                                                        For the Three Months Ended   For the Six Months Ended
                                                        Jun 30, 2005  Jun 30, 2004  Jun 30, 2005  Jun 30, 2004
                                                         -----------   -----------   -----------   -----------
REVENUES
 Coal Sales                                             $    462,533  $    365,825  $    895,566  $  1,037,409
                                                         -----------   -----------   -----------   -----------
TOTAL REVENUES                                               462,533       365,825       895,566     1,037,409

COST OF REVENUE                                              491,065       799,327       876,564     1,596,853
                                                         -----------   -----------   -----------   -----------
GROSS PROFIT (LOSS)                                          (28,532)     (433,502)       19,002      (559,444)

EXPENSES
 Operating Expenses                                        1,093,500       370,022     1,649,399     1,155,360
 Depreciation & Amortization                                 143,669        65,544       259,498       131,892
 Loss on Disposal of Assets                                   72,833             -        72,833             -
 Interest Expense, net of $1,098,868
  Capitalized Interest in 2005                                15,374        22,442        21,785        70,903
                                                         -----------   -----------   -----------   -----------
TOTAL EXPENSES                                             1,325,376       458,008     2,003,515     1,358,155
                                                         -----------   -----------   -----------   -----------
LOSS BEFORE INCOME TAXES                                  (1,353,908)     (891,510)   (1,984,513)   (1,917,599)

PROVISION FOR INCOME TAXES                                         -             -             -             -
                                                         -----------   -----------   -----------   -----------
NET LOSS                                                $ (1,353,908) $   (891,510) $ (1,984,513) $ (1,917,599)
                                                         ===========   ===========   ===========   ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                        (0.10)        (0.09)        (0.16)        (0.21)
                                                         ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 Basic and Diluted                                        13,988,496     9,564,609    12,576,610     9,184,880
                                                         ===========   ===========   ===========   ===========







The accompanying notes are an integrated part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Six Months Ended June 30,
                                                       2005         2004
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                         $ (1,984,513) $ (1,917,599)
 Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities
  Depreciation and Amortization                        259,498       131,892
  Stock Issued for Services                            118,300       824,000
  Amortization of Debt Discount                         23,518             -
  Loss on Disposal of Assets                            72,833             -
 Changes in Operating Assets and Liabilities
  Prepaid Expenses                                      (8,600)        5,097
  Accounts Receivable                                 (109,915)      (67,768)
  Inventory                                            (51,699)            -
  Prepaid Royalties                                    (58,201)            -
  Other Assets                                           6,200        48,642
  Cash Overdrafts                                     (400,623)      (36,026)
  Accounts Payable and Accrued Liabilities             839,458       910,427
  Royalties Payable                                   (113,661)     (131,335)
  Deferred Royalties Payable                            (2,461)            -
  Purchase of Restricted Cash                           (1,300)            -
                                                   -----------   -----------
   NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                            (1,411,166)       30,000
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (4,334,173)     (479,319)
 Interest Capitalized                                 (174,771)            -
 Coal Lease Cost Capitalized                        (2,773,790)            -
 Proceeds From Sale of Assets                           18,000             -
                                                   -----------   -----------
   NET CASH (USED) BY
    INVESTING ACTIVITIES                            (7,264,734)     (479,319)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Notes Payable Borrowing                                     -       143,933
 Payment On Notes Payable                             (182,737)            -
 Proceeds From Convertible Debentures, Net          12,765,000             -
 Advances From (Payments To) Related Parties          (586,595)      174,070
 Payment on Capital Leases                            (232,470)            -
 Proceeds From Stock Sales                                   -       125,000
                                                   -----------   -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            11,763,198       443,003
                                                   -----------   -----------
NET (DECREASE) INCREASE IN CASH                      3,087,298        (6,316)

CASH BALANCE, BEGINNING OF PERIOD                        4,392         6,316
                                                   -----------   -----------
CASH BALANCE, END OF PERIOD                       $  3,091,690  $          -
                                                   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                                                    Six Months Ended June 30,
                                                      2005          2004
                                                   -----------   -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Debt Discount Capitalized as Equipment           $   (736,843) $          -
 Debt Discount Capitalized as Lease Cost              (381,844)            -
 Reduction in Debt Discount                          1,118,687             -
 Equipment From Capital Lease                       (1,674,500)            -
 Increase in Capital Lease                           1,674,500             -
 Lease Cost From Stock Issued                           (2,500)            -
 Stock Issued For Lease                                  2,500             -
 Reduction in Accrued Liabilities for Stock Issued  (2,082,500)            -
 Common Stock Issued For Settlement of
  Accrued Liabilities                                      750             -
 Additional Paid-In-Capital From Stock Issued        2,081,750             -
 Conversion of Debentures to Common Stock             (100,000)     (682,001)
 Conversion of Accrued Interest to Common Stock         (6,678)     (160,927)
 Common Stock Issued for Debentures                         59           947
 Additional Paid-In-Capital from Stock Issued
  For Debentures                                       106,619       841,981
 Debt Discount on Issuance of Convertible
  Debentures                                        (3,383,309)            -
 Additional Paid-In-Capital from Debt Discount       3,383,309             -
 Cashless Conversion of Underwriter Warrants
  Par Value of Common Stock    487
  Additional Paid-In-Capital  (487)
                                                   -----------   -----------
                                                  $          -  $          -
                                                   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash Paid During the Year For
  Interest                                        $    100,093  $     70,903
                                                   ===========   ===========
  Income Taxes                                    $          -  $          -
                                                   ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying reviewed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Management of the Company has determined that the Company's operations are comprised of one reportable segment as that term is defined by SFAS No. 131 "Disclosures About Enterprise and Related Information." Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statement.

NOTE 2: GENERAL

During February of 2005, the Company temporarily suspended mining operations of the Alma coal seam of the Warfield mine in order to cut a slope down to the Pond Creek Coal seam which lies approximately 90 feet below the Alma coal seam. Coal mining in the Alma seam resumed in June 2005.

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

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5: RESTATEMENT OF PRIOR QUARTERS RESULTS

During the course of the audit of the year ended December 31, 2004 financial statements, accounting adjustments were made to the previously issued financial statements. The following sets forth the Statement of Operations for the six months ended June 30, 2004 as previously reported and applicable restatement adjustments for that period:
                                                 Restatement
                                   As Reported   Adjustments      As Restated
                                   -----------   -----------      -----------
Revenues                          $  1,037,409  $          -     $  1,037,409
Cost of Revenues                     1,596,853             -        1,596,853
                                   -----------   -----------      -----------
Gross Loss                            (559,444)            -         (559,444)
                                   -----------   -----------      -----------
Legal and Professional Fees             75,592             -           75,592
Consulting Fees                        161,564       722,000 (a)      883,564
Operating Expenses                     196,204             -          196,204
Depreciation & Amortization            328,097      (196,205)(b)      131,892
Interest Expense                        70,903             -           70,903
                                   -----------   -----------      -----------
Total Expenses                         832,360       525,795        1,358,155
                                   -----------   -----------      -----------
Net Loss                          $ (1,391,804) $   (525,795)    $ (1,917,599)
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

On March 23, 2005, the Company authorized the issuance of 200,000 shares of its common stock for services, which were performed during the year that ended December 31, 2004. The value of the stock to be issued, $1,010,000 (which approximates the value quoted in the OTCBB) has been recorded as an expense in the year that ended December 31, 2004, with a corresponding increase in accrued liabilities.

On January 3, 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development. LLC, an entity owned by Larry Hunt, Jeff Miller and Jay Lasner for the acquisition of the Coal Burg Seam, Taylor Seam, Richardson Seam and the Broas Seam of coal on the Dempsey Heirs Leases.

The Company issued 58,678 shares of it common stock upon the conversion of $100,000 debenture and $6,678 of accrued interest.

In June 2005, the Company issued 40,000 shares of its common stock for services, valued at $118,300 (which approximates the value quoted in the OTCBB) and has been recorded as an expense.
In accordance with the terms of the "Placement Agency Agreement" entered into with Stonegate Securities, Inc., ("Stonegate") the Company allowed Stonegate's owners to exercise 669,117 warrants in a cashless exercise, resulting in the issuance of 485,850 shares of the Company's common stock.

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

The AIRs give the purchasers of the notes the right to acquire an additional $7,000,000 of notes prior to the later of (i) the earlier of (a) the 14th day following the date the Company first executes a second coal supply contract with American Electric Power, and (b) the 90th day following the date the registration statement is declared effective and (ii) May 25, 2005. The May 25, 2005 deadline was subsequently extended until June 30, 2005.

During March 2005, $750,000 of the AIRs were exercised by a portion of the convertible note holders. During June 2005, an additional $6,000,000 of the AIRs were exercised.

NOTE 8: GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs, thereby raising substantial doubts about its ability to continue as a going concern. During February and March of 2005, the Company sold $7,750,000 of its 6% senior secured convertible notes to outside investors. Upon receipt of the proceeds from the sale of convertible notes, the Company suspended mining operations and began preparation to mine an additional coal seam in its Warfield mine. Mining operations resumed on a limited basis in June 2005. Management estimates that production from the two coal seams, when fully implemented, should be sufficient to allow the Company to earn a profit from operations. Management is currently exploring ways in which to finance a coal washing plant at the Warfield mine, which would further enhance the sales value of the mined coal. The initial estimated cost of the plant was approximately $4,000,000. However management, as a result of capturing actual historical coal preparation data from recent mining operations, has identified several areas of wash plant expansion/upgrade opportunities that would provide a favorable financial benefit to the company. Management, as of the date of this report, has not completed a revised budget for the wash plant expansions and upgrades.

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

Business of the Company
-----------------------
On September 12, 2003, the Company signed an agreement to acquire Eastern Consolidated Energy, Inc., a privately-held Kentucky corporation ("Eastern"). Since the acquisition, the Company, through its wholly owned subsidiary Eastern, is a producer and marketer of Appalachian coal, which is supplied to domestic electric utilities. Coal sales are made through the spot market and through long-term supply contracts.

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

Results of Operations for the three and six months ended June 30, 2005 compared to 2004
-----------------------------------------------------------------------------
For the three months ended June 30, 2005, the Company had revenues of $462,533 with cost of revenues of $491,065 for a gross loss of $28,532. Expenses totaled $1,325,376 for a net loss of $1,353,908, or $.10 per share. For the three months ended June 30, 2004, the Company had revenues of $365,825 with cost of revenues of $799,327, for a gross loss of $433,502. Expenses for the three months ended June 30, 2004 totaled $458,008 for net loss of $891,510, or $.09 per share.

For the six months ended June 30, 2005, the Company had revenues of $895,566 with cost of revenues of $876,564 for a gross profit of $19,002. Expenses totaled $2,003,515 for a net loss of $1,984,513, or $.16 per share. For the six months ended June 30, 2004, the Company had revenues of $1,037,409 with cost of revenues of $1,596,853, for a gross loss of $559,444. Expenses for the six months ended June 30, 2004 totaled $1,358,155 for net loss of $1,917,599, or $.21 per share.

Revenues and expenses were down in the six months ended June 30, 2005 compared to the prior year period because management suspended mining operations in February and began slope construction and other preparations to mine an additional coal seam in its Warfield mine. Mining operations resumed on a limited basis in June 2005 to allow management to make several mining and coal quality evaluations and assessments. Slope construction is currently progressing on a two shift per day schedule while Alma coal seam production is progressing on a one shift per day schedule. Coal from this seam is currently being washed by third parties and delivered on the AEP contract. Alma coal production is scheduled to be increased to two production shifts per day as soon as the Warfield washing facility is complete and ready to process coal. Management anticipates that production from the two coal seams should be sufficient to allow the Company to earn a profit from operations.

In January 2005, the Company issued 2,500,000 shares of its common stock to acquire rights to additional reserves in the Coal Burg Seam, Taylor Seam, Richardson Seam and Broas Seam of coal on the Dempsey Heirs Leases estimated at approximately 21,500,000 tons. The acquisition was booked at $2,500, the par value of the stock issued. Management hopes to begin mining some of these new reserves in the next 12 to 15 months.

Liquidity and Capital Resources
-------------------------------
To date, the Company has funded operations primarily through the issuance of notes payable, convertible debentures and convertible notes. The Company has also issued stock for services in lieu of cash.

On January 11, 2005, the Company closed a financing transaction for $2,500,000 in bridge financing to be used exclusively for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company's Warfield Mine. The financing consisted of a senior secured promissory note (the "Note") for the face amount of $2,500,000 with an interest rate of 9% per annum and a payment date (principal and interest) of June 30, 2005. Gryphon Master Fund, LP and GSSF Master Fund, LP, both Bermuda limited partnerships, are (collectively) the payee on the note (the "Payee").

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

On February 24, 2005, the Company executed a financing transaction for aggregate gross proceeds of $7,000,000, with additional investment rights of up to an additional $7,000,000, such financing to be used for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company's Warfield Mine. The financing is in the form of 6% senior secured convertible promissory notes (the "Notes") convertible to common stock at a conversion price of $1.70 per share. As additional consideration, the Company issued to the initial purchasers of the Notes warrants (the "Warrants") for the purchase of an aggregate of 2,058,824 shares of the Company's common stock at an exercise price of $1.70 per share, exercisable for five years. The conversion price of the Notes, and the exercise price of the Warrants, are subject to certain normal and customary anti-dilution adjustment provisions and also include a one-time reset date provision with a floor price of $1.00 per share.

In March 2005, two holders exercised additional investment rights for the purchase of 6% senior secured convertible promissory notes("Notes") totaling $750,000. Also in April, placement agent warrants for the purchase of 713,223 shares issued in connection with the above financing transactions were exercised pursuant to cashless exercise provisions for the issuance of 485,850 shares.

In June 2005, additional investment rights for the purchase of Notes totaling $6,000,000 were exercised. In July, placement agent warrants for the purchase of 352,994 shares issued in connection with the exercise of the additional investment rights were exercised pursuant to cashless exercise provisions for the issuance of 166,290 shares.

The Holders of the Notes and Warrants, and the placement agent have registration rights in connection with the transactions. The Company filed a registration statement on Form SB-2 on August 5, 2005 to register a total of 11,313,904 shares, including shares underlying the Notes if converted, the shares underlying the Warrants and the shares issued to the placement agent in connection with the transactions.

At this filing date, the Company has used approximately $2,527,000 of the proceeds to repay the outstanding bridge loan (principal and interest) described above. The Company has also paid a flat fee of $30,000 to Gryphon as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the Notes and related investment documents.

In connection with the above transaction, to date the Company has paid the placement agent, Stonegate Securities, Inc., a total of $825,000 cash in addition to placement agent warrants described above. The cash paid and warrants issued were per the terms of a non-exclusive Placement Agency Agreement (filed a an exhibit to the Company's Current Report on Form 8-K dated January 11, 2005).

Also in connection with the above transaction, the Company has executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of the Company's assets and properties ("Collateral" as defined in the Security Agreement). Each of the Company's subsidiaries has also executed a Guaranty for the Company's obligations under the Notes.

At June 30, 2005, the Company had current assets of $3,337,305 consisting of cash of $3,091,690, $184,916 in accounts receivable and $9,000 in prepaid expenses. The Company had current liabilities of $4,395,202, consisting of $581,818 in accounts payable, $1,145,463 in accrued liabilities, $ 255,713 in royalties payable, $1,267,030 in current capital lease, $511,528 in convertible debentures, $584,344 payable to related parties, and $49,306 in a note payable to a related party, for a working capital deficit of $1,057,897.

At June 30, 2005, the Company had long-term liabilities of $166,500 in deferred royalties payable, $175,000 for the long term portion of a capital lease, and $10,500,378 for its senior 6% secured notes payable.

At June 30, 2005, the Company had fixed assets of building and equipment of $8,08,461 (net of depreciation) and coal leases of $3,253,462 (net of amortization). The Company had other assets of $147,367, consisting of restricted cash, prepaid royalty and other assets.

For the period ended June 30, 2005, cash flows used by operating activities totaled $1,411,166. Cash used by investing activities totaled $7,264,734, primarily for the purchase of mining equipment, plus the capitalized cost of a coal lease. In addition, the Company paid $550,000 towards the purchase of a 20% working interest in the Warfield mine. The Company sold the 20% working interest in fiscal 2003 to fund operations. In the second quarter 2005, the Company reached an agreement with the holder for a re-purchase option on the working interest for an aggregate of 200,000 shares of the Company's common stock and an additional payment of cash, cash and stock or all stock in the amount of $1,000,000. The balance of $450,000 is due and payable prior to March 31, 2006.

Cash provided by financing activities totaled $11,763,198, primarily from the proceeds of the senior 6% convertible notes, offset by payment of notes payable, payments to related parties, and payment of capital leases.

The balance of the proceeds received from the financing transaction described above is budgeted to allow the Company to:
 - access the Pond Creek coal seam at Warfield;
 - acquire the equipment necessary to mine the Pond Creek seam;
 - prepare to construct a coal washing facility at Warfield;
 - begin engineering and permitting of other coal seams at Warfield.

A portion of the proceeds received from the transaction is currently being used to provide working capital and materials necessary to construct three slopes and the ancillary ventilation necessary to allow the Company to access the Pond Creek coal seam. This construction project is scheduled to be near completion by the end of the third quarter of 2005.

A portion of the proceeds received from the transaction was used to secure the equipment which will be used to mine the Pond Creek coal seam. A number of pieces of equipment arrived in the second quarter of 2005.

A portion of the net proceeds has been used to prepare the site and to secure the equipment associated with the planned coal washing facility. This facility is scheduled to be completed in time to wash the coal being produced from the Pond Creek coal seam. The initial estimated cost of the plant was approximately $4,000,000. However management, as a result of capturing actual historical coal preparation data from recent mining operations, has identified several areas of wash plant expansion/upgrade opportunities that would provide a favorable financial benefit to the company. Management is in the process of completing a revised budget for the proposed wash plant expansions and upgrades.

The wash plant site preparation is complete enough to begin construction. The wash plant foundation, floor and piers have all been completed. All wash plant components are either complete or are scheduled to be completed and delivered during the later part of the third quarter. Completed equipment is currently being received on a coordinated assembly schedule. The construction/assembly team is currently assembling the wash facility on the Warfield location.

The Company has not established revenues sufficient to cover its operating costs, and, accordingly, the report of its auditor at December 31, 2004 contains a statement that there is substantial doubt about its ability to continue as a going concern. The Company has addressed this working capital deficit by obtaining long term financing as described above that should be adequate to allow the Company to access, prepare and mine the Pond Creek coal seam. The Company believes it will also have sufficient capital to upgrade the equipment necessary to substantially increase the production capability of the Alma seam. With the funding received and the Company's planned increase in production, management believes the Company has adequate resources for operations for the next twelve months.

         Clean Coal Technology and Saudi American Minerals, Inc.
         -------------------------------------------------------
In June 2003, the Company signed a definitive agreement with Saudi American Minerals, Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 which is being prepared and will be filed with the SEC. The acquisition of Saudi American will be accomplished with a stock exchange of two Consolidated shares for three Saudi American shares. The total number of Saudi American shares owned and outstanding is 20,685,517. The total number of Consolidated shares used to obtain all of the Saudi American shares is 13,791,420. The acquisition will have the effect of transferring to CEI Holdings, a wholly owned subsidiary of Consolidated, one hundred percent (100%) of the ownership and rights to the items owned by or assigned to Saudi American, including USA patent #6,447,559 issued on September 10th of 2002 for so-called clean coal technology. The filing of the registration statement has been delayed while Consolidated has been seeking funding for operations. Consolidated has recently filed a registration statement that relates to the financing agreement that the Company entered into in February 2005. The Company intends to complete the acquisition transaction by filing a registration statement on Form S-4 as soon as the current registration statement is complete.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officers participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation and the information from our new auditors, our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

During the quarter ended June 30, 2005, we have made the following changes to our internal controls:

 1. We have revised our banking practices to ensure that our bank accounts will always be maintained by an authorized officer, employee or director, and instituted new procedures to help insure that our books and records will be properly maintained to reflect all transactions in a timely fashion.

 2. We have revised our authorization procedures to require prior approval of expenditures up to $5,000 by an authorized officer, and above $5,000 by a committee of the board of directors, with the additional requirement that expenditures for equipment purchases must be supported by documentation from the vendor.

 3. We have adopted the historical cost basis as determined under GAAP as the appropriate valuation method for all acquisition transactions with related parties unless the fair value of the stock issued or assets acquired is objectively measurable and the transferor's stock ownership following the transaction is not so significant that the transferor retains a substantial indirect interest in the assets as a result of stock ownership in the company.

 4. We have adopted the valuation of stock issued for services based on the listed closing price of the stock on the date we agree to issue such stock without any discount or adjustment.

 5. We have adopted a review procedure for transactions involving the sale of mineral interests in order to ascertain the appropriate accounting treatment.

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

We have moved our executive office closer to our operations site, which should facilitate the accounting communications and the consolidation of accounting procedures. We have also added additional accounting personnel. We expect to have completed the consolidation of all accounting records into the new office by the end of August 2005.

Other than the above, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In March 2005, two investors in the Company's February 2005 private placement exercised their additional investment rights for an aggregate of $750,000 in 6% senior secured promissory notes that may be convertible into 441,176 shares of the Company's common stock at an exercise price of $1.70 upon the occurrence of certain events. In connection with the additional investment, the Company issued warrants for the purchase of 44,116 shares of its common stock at an exercise price of $1.70 to the placement agent.

In April 2005, the placement agent exercised all of the 713,223 warrants issued to date to the placement agent through a cashless exercise provision in exchange for the issuance of 485,850 shares of the Company's common stock.

In June 2005 investors in the Company's February 2005 private placement exercised their additional investment rights for an aggregate of $6,000,000 in 6% senior secured promissory notes that may be convertible into 3,529,942 shares of the Company's common stock at an exercise price of $1.70 upon the occurrence of certain events. In connection with the additional investment, the Company issued warrants for the purchase of 352,994 shares of its common stock at an exercise price of $1.70 to the placement agent.

In July 2005, the placement agent exercised all of the remaining warrants issued to date through a cashless exercise provision in exchange for the issuance of 166,290 shares of the Company's common stock.

In June, the Company issued 29,330 shares of its common stock pursuant to the conversion of an outstanding debenture. The Company also issued to an aggregate of 40,000 shares of its common stock to two consultants for services performed during the quarter.

In the second quarter of 2005, the Company approved the issuance of 200,000 shares of its common stock pursuant to a repurchase agreement with the holder of a 20% working interest in the Warfield Mine. The shares were issued in July 2005.

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

                                CONSOLIDATED ENERGY INC.


Date: August 22, 2005           By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: August 22, 2005           By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)