Form 10QSB
period 2005-09-30
CONSOLIDATED ENERGY INC
filed 2005-11-21
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended: September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

Common Stock, Par Value $0.001                         14,808,246
-------------------------------                 ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2005

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

The attached interim financial statements for the nine months ended September 30, 2005 below reflect the restated numbers for fiscal 2004, and include details of the effects of that restatement and adjustments made to the previously issued financial statements for the nine months ended September 30, 2004. See Note 5: Restatement of Prior Quarter's Results.

Consolidated Energy Inc.
Consolidated Balance Sheets

ASSETS
                                                  Sep 30, 2005  Dec 31, 2004
                                                  -----------   -----------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $     63,611  $      4,392
 Accounts Receivable                                   72,967             -
 Accounts Receivable - Other                                -        75,000
 Prepaid Expenses                                       4,011           400
                                                  -----------   -----------
   TOTAL CURRENT ASSETS                               140,589        79,792
                                                  -----------   -----------
BUILDING, EQUIPMENT AND COAL LEASES
 Building and Equipment, Net of Depreciation        9,642,835     1,515,677
 Coal Leases, Net of Amortization                   6,020,708        98,157
                                                  -----------   -----------
   TOTAL BUILDING, EQUIPMENT AND
     COAL LEASES, NET                              15,663,543     1,613,834
                                                  -----------   -----------
OTHER ASSETS
 Restricted Cash                                       51,200        49,900
 Prepaid Royalty                                       51,166        11,666
 Other Assets                                          64,908        32,500
                                                  -----------   -----------
   TOTAL OTHER ASSETS                                 167,274        94,066
                                                  -----------   -----------
TOTAL ASSETS                                     $ 15,971,406  $  1,787,692
                                                  ===========   ===========







See accompanying notes.

Consolidated Energy Inc.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                  Sep 30, 2005  Dec 31, 2004
                                                  -----------   -----------
                                                  (Unaudited)
CURRENT LIABILITIES
 Cash Overdrafts                                 $          -  $    400,623
 Accounts Payable                                   1,004,863       426,427
 Accrued Liabilities                                1,155,679     2,550,574
 Royalties Payable                                    326,402       369,374
 Notes Payable                                        546,429       182,737
 Current Portion Capital Lease                      1,327,666             -
 Convertible Debentures                               702,438       588,010
 Payable to Related Parties                                 -       560,906
 Note Payable to Related Party                        722,717       659,339
 Deferred Revenue                                     226,253             -
                                                  -----------   -----------
   TOTAL CURRENT LIABILITIES                        6,012,447     5,737,990

LONG-TERM LIABILITIES
 Deferred Royalties Payable                           161,582       168,962
 Long Term Notes Payable                               74,675             -
 Senior 6% Secured Notes Payable                   10,594,546             -
                                                  -----------   -----------
   TOTAL LIABILITIES                               16,843,250     5,906,952
                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES                               -             -

STOCKHOLDERS' EQUITY
 Common Stock, $.001 Par Value, 50,000,000 Shares
  Authorized, 14,808,246 and 10,327,428 Shares
  Issued and Outstanding at September 30, 2005
  December 31, 2004, respectively                      14,808        10,327
 Additional Paid-in-Capital                        10,571,052     3,686,035
 Retained Deficit                                 (11,457,704)   (7,815,622)
                                                  -----------   -----------
   TOTAL STOCKHOLDERS' DEFICIT                       (871,844)   (4,119,260)
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $ 15,971,406  $  1,787,692
                                                  ===========   ===========







See accompanying notes.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        For the Three Months Ended   For the Nine Months Ended
                                                        Sep 30, 2005  Sep 30, 2004  Sep 30, 2005  Sep 30, 2004
                                                         -----------   -----------   -----------   -----------
REVENUES
 Coal Sales                                             $    920,739  $  1,143,459  $  1,816,305  $  2,180,868
                                                         -----------   -----------   -----------   -----------
TOTAL REVENUES                                               920,739     1,143,459     1,816,305     2,180,868
                                                         -----------   -----------   -----------   -----------
COSTS AND EXPENSES
 Cost of Revenue,
  Excluding Depreciation and Amortization                  1,082,942     1,057,339     1,959,506     2,654,192
 Operating Expenses                                        1,248,379       312,300     2,897,778     1,467,660
 Depreciation & Amortization                                 158,676        77,709       418,175       209,601
 Loss on Disposal of Assets                                        -             -        72,833             -
 Interest Expense, net of $1,736,474
  Capitalized Interest in 2005                                88,310       102,517       110,095       689,003
                                                         -----------   -----------   -----------   -----------
TOTAL COSTS AND EXPENSES                                   2,578,307     1,549,865     5,458,387     5,020,456
                                                         -----------   -----------   -----------   -----------
LOSS BEFORE INCOME TAXES                                  (1,657,568)     (406,406)   (3,642,082)   (2,839,588)

PROVISION FOR INCOME TAXES                                         -             -             -             -
                                                         -----------   -----------   -----------   -----------
NET LOSS                                                $ (1,657,568) $   (406,406) $ (3,642,082) $ (2,839,588)
                                                         ===========   ===========   ===========   ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                        (0.11)        (0.04)        (0.27)        (0.30)
                                                         ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 Basic and Diluted                                        14,423,529     9,564,609    13,669,645     9,373,317
                                                         ===========   ===========   ===========   ===========







See accompanying notes.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Nine Months Ended Sep 30,
                                                       2005         2004
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                         $ (3,642,082) $ (2,839,588)
 Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities
  Depreciation and Amortization                        418,175       209,601
  Stock Issued for Services                            244,776       824,000
  Amortization of Debt Discount                         23,518       596,833
  Loss on Disposal of Assets                            72,833             -
 Changes in Operating Assets and Liabilities
  Prepaid Expenses                                      (3,611)       (4,591)
  Accounts Receivable                                    2,033       (47,174)
  Inventory                                                  -             -
  Prepaid Royalties                                    (39,500)       35,244
  Other Assets                                         (32,408)        7,304
  Cash Overdrafts                                     (400,623)      (56,884)
  Accounts Payable and Accrued Liabilities           1,272,719     1,032,581
  Royalties Payable                                    (42,972)      (15,819)
  Deferred Royalties Payable                            (7,380)            -
  Deferred Revenue                                     226,254             -
  Purchase of Restricted Cash                           (1,300)            -
                                                   -----------   -----------
   NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                            (1,909,568)     (258,493)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (6,002,315)     (755,936)
 Coal Lease Cost Capitalized                        (4,471,036)            -
 Proceeds from Sale of Assets                           18,000             -
                                                   -----------   -----------
   NET CASH (USED) BY
    INVESTING ACTIVITIES                           (10,455,351)     (755,936)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Notes Payable Borrowing                               907,410       223,331
 Payment On Notes Payable                             (403,910)            -
 Proceeds From Convertible Debentures, Net          12,765,000       400,000
 Advances From Related Parties                         686,720       427,684
 Payment to Related Parties                         (1,184,248)            -
 Payment on Capital Leases                            (346,834)            -
                                                   -----------   -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            12,424,138     1,051,015
                                                   -----------   -----------
NET (DECREASE) INCREASE IN CASH                         59,219        36,586

CASH BALANCE, BEGINNING OF PERIOD                        4,392         6,316
                                                   -----------   -----------
CASH BALANCE, END OF PERIOD                       $     63,611  $     42,902
                                                   ===========   ===========

See accompanying notes.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                                                    Nine Months Ended Sep 30,
                                                      2005          2004
                                                   -----------   -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Debt Discount Capitalized as Equipment           $   (830,746) $          -
 Debt Discount Capitalized as Lease Cost              (381,844)            -
 Reduction in Debt Discount                          1,212,590             -
 Equipment From Capital Lease                       (1,674,500)            -
 Increase in Capital Lease                           1,674,500             -
 Lease Cost From Stock Issued                       (1,072,500)         (700)
 Stock Issued For Lease                                  2,925           700
 Additional Paid-In Capital From Lease               1,069,575             -
 Reduction in Accrued Liabilities for Stock Issued  (2,082,500)            -
 Common Stock Issued For Settlement of
  Accrued Liabilities                                      750             -
 Additional Paid-In-Capital From Stock Issued        2,081,750             -
 Conversion of Debentures to Common Stock             (100,000)     (957,000)
 Conversion of Accrued Interest to Common Stock         (6,678)      (20,599)
 Common Stock Issued for Debentures                         59         1,082
 Additional Paid-In-Capital from Stock Issued
  For Debentures                                       106,619       976,517
 Debt Discount on Issuance of Convertible
  Debentures                                        (3,383,044)            -
 Additional Paid-In-Capital from Debt Discount       3,383,044             -
 Equipment Purchased with Note Payable                (125,770)     (514,017)
 Notes Payable Issued for Equipment                    125,770       514,017
 Notes Payable Converted to Debenture                 (190,910)            -
 Debenture Issued for Notes Payable                    190,910             -
 Cashless Conversion of Underwriter Warrants
  Par Value of Common Stock                                652             -
  Additional Paid-In-Capital                              (652)            -
                                                   -----------   -----------
                                                  $          -  $          -
                                                   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash Paid During the Year For
  Interest                                        $    167,384  $     82,499
                                                   ===========   ===========
  Income Taxes                                    $          -  $          -
                                                   ===========   ===========





See accompanying notes.

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Management of the Company has determined that the Company's operations may potentially be compromised of three reportable segments as that term is defined by SFAS No. 131 "Disclosures About Enterprise and Related Information." The three segments are: (1) Coal Segment; (2) Oil and Gas Segment; and (3) "Clean Coal" Technology Segment. However, only the Coal Segment meets the quantitative threshold of being a reportable segment because, since from the inception of the Company, it has had no revenue or investment in the "Clean Coal" Technology Segment and only $3,000 in revenue and no investment in the Oil and Gas Segment, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements since all activity has been reported in the Coal Segment.

NOTE 2: GENERAL

During February of 2005, the Company temporarily suspended mining operations of the Alma coal seam of the Warfield mine in order to cut a slope down to the Pond Creek Coal seam which lies approximately 90 feet below the Alma coal seam.

NOTE 3: USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements. The most significant of the Company's estimates is the determination of the amount of amortization of mine costs using the units of production method. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ materially from those estimates used in the preparation of these financial statements.

NOTE 4: REVENUE RECOGNITION

Revenue from coal sales is recognized when title passes to the customer as coal is shipped. Some coal supply agreements provide for price adjustments based on variations in the quality characteristics of the coal shipped. In most cases, the customer's analysis of the coal quality is binding and the results of the analysis are received on a one day delayed basis. The Company records its revenue based on actual quality adjustments received from its customers.

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5: RESTATEMENT OF PRIOR QUARTERS RESULTS
During the course of the audit of the year ended December 31, 2004 financial statements, accounting adjustments were made to the previously issued financial statements. The following sets forth the Statement of Operations for the nine months ended September 30, 2004 as previously reported and applicable restatement adjustments for that period:
                                                 Restatement
                                   As Reported   Adjustments      As Restated
                                   -----------   -----------      -----------
Revenues                          $  2,180,868  $          -     $  2,180,868
Cost of Revenues                     2,365,464       288,728 (c)    2,654,192
                                   -----------   -----------      -----------
Gross Loss                            (184,596)     (288,728)        (473,324)
                                   -----------   -----------      -----------
Legal and Professional Fees            143,281             -          143,281
Consulting Fees                        217,474       722,000 (a)      939,474
Operating Expenses                     350,348        34,557 (c)      384,905
Depreciation & Amortization            503,907      (294,306)(b)      209,601
Interest Expense                        82,499       606,504 (d)      689,003
                                   -----------   -----------      -----------
Total Expenses                       1,297,509     1,068,755        2,366,264
                                   -----------   -----------      -----------
Net Loss                          $ (1,482,105) $ (1,357,483)    $ (2,839,588)
                                   ===========   ===========      ===========

(a) This represents the difference in the quoted market value of common stock issued for services and the amount which was recorded as expense.
(b) This represents a reduction in amortization expense of the Warfield Mine due to the decrease in lease cost and the adjustment to the depreciation expense on mine equipment.
(c) This represents the expensing of mine cost which had been capitalized.
(d) This represents interest cost for beneficial conversion features associated with convertible debt.

The following table sets forth the restated quarterly results for the 2004 quarters.
                                     Three Months   Six Months    Nine Months
                                         Ended        Ended         Ended
                                     Mar 31, 2004  June 30, 2004  Sep 30, 2004
                                      -----------   -----------   -----------
Revenues                             $    671,584  $  1,037,409  $  2,180,868
Cost of Revenues                          797,526     1,596,853     2,654,192
                                      -----------   -----------   -----------
Gross Loss                               (125,942)     (559,444)     (473,324)
                                      -----------   -----------   -----------
Legal and Professional Fees                46,634        75,592       143,281
Consulting Fees                           650,761       883,564       939,474
Operating Expenses                         87,943       196,204       384,905
Depreciation and Amortization              66,348       131,892       209,601
Interest Expense                          507,407       586,486       689,003
                                      -----------   -----------   -----------
Total Expenses                          1,359,093     1,873,738     2,366,264
                                      -----------   -----------   -----------
Net Loss                             $ (1,485,035) $ (2,433,182) $ (2,839,588)
                                      ===========   ===========   ===========

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

During the nine months ended September 30, 2005, the Company issued 58,678 shares of it common stock upon the conversion of $100,000 debenture and $6,678 of accrued interest.

In the nine months ended September 30, 2005, the Company issued 95,000 shares of its common stock for services, valued at $244,776 (which approximates the value quoted in the OTCBB) and has been recorded as an expense.

In accordance with the terms of the "Placement Agency Agreement" entered into with Stonegate Securities, Inc., ("Stonegate") the Company allowed Stonegate's owners to exercise 1,066,175 warrants in a cashless exercise, resulting in the issuance of 652,140 shares of the Company's common stock.

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

The AIRs give the purchasers of the notes the right to acquire an additional $7,000,000 of the 6% senior secured convertible notes. During March 2005, $750,000 of the AIRs were exercised by a portion of the convertible note holders, and in June 2005, an additional $6,000,000 of the AIRs were exercised.

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8: GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs, thereby raising substantial doubts about its ability to continue as a going concern. The Company is in the process of raising additional funds to complete the mine development and cover its overhead costs until such time as enough revenue is generated to cover all operating costs.

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

In June 2003, the Company signed an agreement to acquire Saudi American Minerals, Inc., a company with a so-called "clean coal" technology. At this filing date, the Company is negotiating a release from the agreement and seeking an alternative arrangement. See "Clean Coal Technology and Saudi American Minerals, Inc." below.

Results of Operations for the three and nine months ended September 30, 2005 compared to 2004
-----------------------------------------------------------------------------
For the three months ended September 30, 2005, the Company had revenues of $920,739. Costs and expenses totaled $2,578,307 for a net loss of $1,657,568, or $.11 per share. For the three months ended September 30, 2004, the Company had revenues of $1,143,459. Costs and expenses for the three months ended September 30, 2004 totaled $1,549,865 for net loss of $406,406, or $.04 per share.

Cost of revenue for the three months ended September 30, 2005 increased $25,603 from $1,057,339 the prior year to $1,082,942. The makeup of the cost of revenue changed significantly as the cost of revenue in the three months ended September 30, 2004 included only costs of coal mined from Company owned coal mines. The cost of revenue in the three months ended September 30, 2005 includes $403,000 of coal purchased from other coal suppliers and $55,000 of coal washing expense. These increases were offset by decreases in the cost of Company mined coal consisting of a $383,000 decrease in the coast of wages to mine coal, a $81,000 decrease in repairs and a $119,000 decrease in payroll burden costs. Trucking expense increased $164,000 due to the increased trucking expenses associated with the purchased coal.

Operating expenses for the three months ended September 30, 2005 were significantly higher than the prior year period primarily due to increases in consulting fees from $55,910 to $194,649 and legal and accounting fees from $67,689 to $161,191. These increases were associated primarily with the Company's financing activities during 2005.

For the nine months ended September 30, 2005, the Company had revenues of $1,816,305. Costs and expenses totaled $5,458,387 for a net loss of $3,642,082, or $.27 per share. For the nine months ended September 30, 2004, the Company had revenues of $2,180,868. Costs and expenses for the nine months ended September 30, 2004 totaled $5,020,456 for net loss of $2,839,588, or $.30 per share.

Cost of revenue for the nine months ended September 30, 2005 decreased from $2,654,192 to $1,959,506. As discussed above, the makeup of the cost of revenue changed significantly as the cost of revenue during the nine months ended September 30, 2004 included only costs of coal mined from Company owned coal mines. The cost of revenue in the nine months ended September 30, 2005 included increases of $403,000 in cost of purchased coal, $55,000 in cost of coal washing, and $118,526 in trucking expenses. The above increases were offset by reductions in labor and associated payroll burden of $1,074,000, commissions of $70,000, coal taxes of $66,000, and repairs and supplies of $76,000.

Operating expenses increased to $2,897,778 for the nine months ended September 30, 2005 from $1,467,660 in the prior year period. All significant increases were due to expenses incurred in connection with the Company's financing efforts. Consulting fees decreased from $939,474 for the nine months ended September 30, 2004 to $460,179 in 2005. Legal and accounting fees increased in the period to $514,721 from $143,281 for the same period in 2004.

Revenues were down in the nine months ended September 30, 2005 compared to the prior year period because management suspended mining operations in February and began slope construction and other preparations to mine an additional coal seam in its Warfield mine. Mining operations resumed on a limited basis in June 2005 to allow management to make several mining and coal quality evaluations and assessments. Currently, all mining operations have been suspended until such time as the wash facility is completed and ready to process coal.

The Alma seam is scheduled to engage two production shifts per day as soon as the Warfield washing facility is complete and ready to process coal. Management anticipates that production from the Alma and Pond Creek coal seams should be sufficient to allow the Company to earn a profit from operations.

Liquidity and Capital Resources
-------------------------------
To date, the Company has funded operations primarily through the issuance of notes payable, convertible debentures and convertible notes. The Company has also issued stock for services in lieu of cash.

In the nine months ended September 30, 2005, the Company executed a financing transaction and received aggregate gross proceeds of $13,750,000. The financing has been used to retire an outstanding bridge note, for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company's Warfield Mine. The financing is in the form of 6% senior secured convertible promissory notes (the "Notes") convertible to common stock at a conversion price of $1.70 per share. As additional consideration, the Company issued to the initial purchasers of the Notes warrants (the "Warrants") for the purchase of an aggregate of 2,573,529 shares of the Company's common stock at an exercise price of $1.70 per share, exercisable for five years. The conversion price of the Notes, and the exercise price of the Warrants, are subject to certain normal and customary anti-dilution adjustment provisions and also include a one-time reset date provision with a floor price of $1.00 per share.

In connection with the financing, the Company issued placement agent warrants for the purchase of 1,066,175 shares. All of the placement agent warrants were subsequently exercised pursuant to cashless exercise provisions for the issuance of 652,140 shares.

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

The Company has used approximately $2,527,000 of the proceeds to repay an outstanding bridge loan. The Company has also paid a flat fee of $30,000 to Gryphon as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the Notes and related investment documents. In connection with the above transaction, to date the Company has paid the placement agent, Stonegate Securities, Inc., a total of $825,000 cash in addition to placement agent warrants described above per the terms of a non-exclusive Placement Agency Agreement (filed as an exhibit to the Company's Current Report on Form 8-K dated January 11, 2005).

Also in connection with the above transaction, the Company has executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of the Company's assets and properties ("Collateral" as defined in the Security Agreement). Each of the Company's subsidiaries has also executed a Guaranty for the Company's obligations under the Notes.

At September 30, 2005, the Company had current assets of $140,589 consisting of cash of $63,611, $72,967 in accounts receivable and $4,011 in prepaid expenses. The Company had current liabilities of $6,012,447, consisting of $1,004,863 in accounts payable, $1,155,679 in accrued liabilities, $326,402 in royalties payable, $546,429 in notes payable, $1,327,666 in current capital lease obligations, $702,438 in convertible debentures, $722,717 in a note payable to a related party, and $226,253 in deferred revenue, for a working capital deficit of $5,871,858.

At September 30, 2005, the Company had long-term liabilities of $161,582 in deferred royalties payable, $74,675 for long term notes payable, and $10,594,546 for its senior 6% secured notes payable.

At September 30, 2005, the Company had fixed assets of building and equipment of $9,642,835 (net of depreciation) and coal leases of $6,020,708 (net of amortization). The Company had other assets of $167,274, consisting of restricted cash, prepaid royalty and other assets.

For the period ended September 30, 2005, cash flows used by operating activities totaled $1,909,568. Cash used by investing activities totaled $10,455,351, primarily for the purchase of mining equipment, plus the capitalized cost of a coal lease.

Cash provided by financing activities totaled $12,424,138, primarily from the proceeds of the senior 6% convertible notes, plus proceeds from notes payable and advances from related parties, offset by payment of notes payable, payments to related parties, and payment of capital leases.

The proceeds received from the financing transaction described above was budgeted to allow the Company to:
 - access the Pond Creek coal seam at Warfield;
 - acquire the equipment necessary to mine the Pond Creek seam;
 - prepare to construct a coal washing facility at Warfield;
 - begin engineering and permitting of other coal seams at Warfield.

A portion of the proceeds received from the transaction has been used to provide working capital and materials necessary to construct three slopes and the ancillary ventilation necessary to allow the Company to access the Pond Creek coal seam. This construction project was originally scheduled to be near completion by the end of the third quarter of 2005 but has been delayed as explained below.

The Pond Creek mine development which began in late February 2005, involved a
ventilation development plan and a slope development plan.   The ventilation
development plan called for increasing the height of the existing Alma mine intake and return air entries along with the connecting corridors. The planned increase was from approximately 40 inches in height to approximately 108 inches in height. This increase in height was scheduled for 1100 feet in both corridors and the connecting corridors. Management initially estimated that the overall plan would require 90 days to complete.

However, in late April 2005, the ventilation development crew, while developing the ventilation improvement plan, encountered a geological fault after completing approximately 1000 feet of both the fresh and return air corridors. The condition threatened the ongoing useful life of the Alma mine. Management decided in early May 2005 that it was imperative that the Company mitigate the negative affects of the geological fault in order to secure the coal reserves contained in the Alma coal seam. As a result of the ventilation development changes, management redesigned the actual slope portion of the project to allow the slopes to be relocated approximately 100 feet away from the geological fault. The slope construction portion of the project was re-engaged and each of the three slopes has advanced significantly towards the scheduled 600 feet. The corrective action began in early May and has required approximately $3.5 million to address.

Slope construction is currently progressing on a two shift per day schedule while Alma coal seam production is progressing on a one shift per day schedule. To date, Slope #1 has progressed 424 feet, Slope #2 has progressed 550 feet and Slope #3 has progressed 428 feet. Slope #3 is anticipated to access the Pond Creek coal seam within the next several cuts.

A portion of the proceeds received from the financing transaction was used to secure the equipment which will be used to mine the Pond Creek coal seam. A number of pieces of equipment arrived in the second quarter of 2005.

A portion of the net proceeds has been used to prepare the site and to secure the equipment associated with the planned coal washing facility. The wash plant construction project was initiated in mid March 2005. The initial plan provided for a certain location and equipment type. However, during the rework of the Pond Creek project, management was able to negotiate to have a significant amount of Alma coal washed by third parties. Management sought to have this product washed in order to verify the laboratory reports obtained earlier. Information obtained during this process indicated that the Company could potentially realize greater profits from the washed coal if some adjustments were made to the initial wash plant plans. In early June 2005, management determined to change the design, final location, and overall size of the proposed wash plant to accommodate this new information. As a result of these changes, the overall budgeted cost of the wash plant was increased by approximately 12.5% (from $4 million to $4.5 million) and completion has been delayed. The wash plant erecting contractor is behind schedule but has indicated that construction is over 80% complete and estimates that the construction will be completed no later than January 15, 2006.

The events described above have caused delays and increased estimated development costs significantly. As a result, management has been seeking additional financing in order to (1) sustain operations and (2) complete mine development and construction of the coal washing plant.

On September 23, 2005, the Company executed a promissory note (the "Bridge Note") payable to Cordillera Fund L.P. ("Cordillera") for an aggregate principal amount of up to $1,500,000. In connection with the Bridge Note, the Company entered into a Consent and Waiver with the holders of certain 6% senior secured convertible promissory notes (the "6% Notes") executed on February 24, 2005 (the "6% Note Holders"), whereby the 6% Note Holders consented to the Bridge Note transactions and waived, until resolution of the Bridge Note transactions, the application of any of the provisions of the 6% Notes and related transaction documents. In addition, the 6% Note Holders entered into a Bridge Forbearance with the Company whereby the 6% Note Holders agreed to forebear from exercising any of their rights or remedies under the 6% Note and the related securities purchase agreement, security agreement and any other related transaction documents for a period of ten business days.

On October 6, 2005, the Company signed an extension to the above Bridge Forbearance until the earliest to occur of the following: (i) November 18, 2005, (ii) the expiration and termination of the Bridge Note, or (iii) the completion by the Company of a new financing. Prior to the November 18, 2005 expiration, the Company signed an additional extension that expires December 2, 2005.

The Company has not established revenues sufficient to cover its operating costs, and, accordingly, the report of its auditor at December 31, 2004 contains a statement that there is substantial doubt about its ability to continue as a going concern. At this filing date, the Company is still seeking financing. If financing is secured, the Company believes it will also have sufficient capital to complete mine development, complete the wash plant, and upgrade the equipment necessary to substantially increase the production capability of the Alma seam. If such funding is received and the Company successfully completes its planned increase in production, management believes the Company will have adequate resources for operations for the next twelve months. If such funding is not received, the Company may be forced to suspend or cease operations.

         Clean Coal Technology and Saudi American Minerals, Inc.
         -------------------------------------------------------
In June 2003, the Company signed a definitive agreement with Saudi American Minerals, Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 registration which was being prepared to be filed with the SEC. At this filing date, the Company has negotiated with Saudi American to terminate the acquisition agreement and enter into an alternative arrangement, pending funding, for a 25% interest in Saudi American's technology.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and financial officers participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. That evaluation was performed subsequent to the implementation of the changes detailed below that were designed to address certain specific material weaknesses identified by our auditors in conjunction with their audit of our consolidated financial statements for the year ended December 31, 2004.

During the quarter ended September 30, 2005, we have made the following changes to our internal controls:

We have moved our executive office closer to our operations site, which should facilitate the accounting communications and the consolidation of accounting procedures. We have also added additional accounting personnel. We have completed the consolidation of all accounting records into the new office.

We have made certain additional changes to improve our internal controls, including:

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

Based on the above changes, our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

The above changes in our internal controls have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report. However, in connection with the preparation of the consolidated financial statements for the current quarter, our principal executive and financial officers directed our internal accounting staff to provide additional substantive accounting information and data. Therefore, despite the changes in our internal controls made in response to the material weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.

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

In the nine months ended September 30, 2005, the Company issued an aggregate of 58,678 shares of its common stock pursuant to the conversion of outstanding debentures. The Company also issued to an aggregate of 95,000 shares of its common stock to consultants for services performed during the period.

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

                                CONSOLIDATED ENERGY INC.


Date: November 21, 2005           By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: November 21, 2005           By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)