Form 10QSB/A
period 2005-06-30
CONSOLIDATED ENERGY INC
filed 2005-11-22
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                        For the Three Months Ended   For the Six Months Ended
                                                        Jun 30, 2005  Jun 30, 2004  Jun 30, 2005  Jun 30, 2004
                                                         -----------   -----------   -----------   -----------
REVENUES
 Coal Sales                                             $    462,533  $    365,825  $    895,566  $  1,037,409
                                                         -----------   -----------   -----------   -----------
TOTAL REVENUES                                               462,533       365,825       895,566     1,037,409

COSTS AND EXPENSES
 Cost of Revenue,
  Excluding Depreciation and Amortization                    491,065       799,327       876,564     1,596,853
 Operating Expenses                                        1,093,500       370,022     1,649,399     1,155,360
 Depreciation & Amortization                                 143,669        65,544       259,498       131,892
 Loss on Disposal of Assets                                   72,833             -        72,833             -
 Interest Expense, net of $1,098,868
  Capitalized Interest in 2005                                15,374        79,082        21,785       586,486
                                                         -----------   -----------   -----------   -----------
TOTAL COSTS AND EXPENSES                                   1,816,441     1,313,975     2,880,079     3,470,591
                                                         -----------   -----------   -----------   -----------
LOSS BEFORE INCOME TAXES                                  (1,353,908)     (948,150)   (1,984,513)   (2,433,182)

PROVISION FOR INCOME TAXES                                         -             -             -             -
                                                         -----------   -----------   -----------   -----------
NET LOSS                                                $ (1,353,908) $   (948,150) $ (1,984,513) $ (2,433,182)
                                                         ===========   ===========   ===========   ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                        (0.10)        (0.10)        (0.16)        (0.26)
                                                         ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 Basic and Diluted                                        13,988,496     9,564,609    12,576,610     9,184,880
                                                         ===========   ===========   ===========   ===========







See accompanying notes.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Six Months Ended June 30,
                                                       2005         2004
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                         $ (1,984,513) $ (2,433,182)
 Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities
  Depreciation and Amortization                        259,498       131,892
  Stock Issued for Services                            118,300       824,000
  Amortization of Debt Discount                         23,518             -
  Loss on Disposal of Assets                            72,833       515,583
 Changes in Operating Assets and Liabilities
  Prepaid Expenses                                      (8,600)        5,097
  Accounts Receivable                                 (109,915)      (67,768)
  Inventory                                            (51,699)            -
  Prepaid Royalties                                    (58,201)            -
  Other Assets                                           6,200        48,642
  Cash Overdrafts                                     (400,623)      (36,026)
  Accounts Payable and Accrued Liabilities             839,458       910,427
  Royalties Payable                                   (113,661)      131,335
  Deferred Royalties Payable                            (2,461)            -
  Purchase of Restricted Cash                           (1,300)            -
                                                   -----------   -----------
   NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                            (1,411,166)       30,000
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (4,334,173)     (479,319)
 Interest Capitalized                                 (174,771)            -
 Coal Lease Cost Capitalized                        (2,773,790)            -
 Proceeds From Sale of Assets                           18,000             -
                                                   -----------   -----------
   NET CASH (USED) BY
    INVESTING ACTIVITIES                            (7,264,734)     (479,319)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Notes Payable Borrowing                                     -       143,933
 Payment On Notes Payable                             (182,737)            -
 Proceeds From Convertible Debentures, Net          12,765,000             -
 Advances From (Payments To) Related Parties          (586,595)      174,070
 Payment on Capital Leases                            (232,470)            -
 Proceeds From Stock Sales                                   -       125,000
                                                   -----------   -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            11,763,198       443,003
                                                   -----------   -----------
NET (DECREASE) INCREASE IN CASH                      3,087,298        (6,316)

CASH BALANCE, BEGINNING OF PERIOD                        4,392         6,316
                                                   -----------   -----------
CASH BALANCE, END OF PERIOD                       $  3,091,690  $          -
                                                   ===========   ===========

See accompanying notes.

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                                                    Six Months Ended June 30,
                                                      2005          2004
                                                   -----------   -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Debt Discount Capitalized as Equipment           $   (736,843) $          -
 Debt Discount Capitalized as Lease Cost              (381,844)            -
 Reduction in Debt Discount                          1,118,687             -
 Equipment From Capital Lease                       (1,674,500)            -
 Increase in Capital Lease                           1,674,500             -
 Lease Cost From Stock Issued                           (2,500)            -
 Stock Issued For Lease                                  2,500             -
 Reduction in Accrued Liabilities for Stock Issued  (2,082,500)            -
 Common Stock Issued For Settlement of
  Accrued Liabilities                                      750             -
 Additional Paid-In-Capital From Stock Issued        2,081,750             -
 Conversion of Debentures to Common Stock             (100,000)     (682,001)
 Conversion of Accrued Interest to Common Stock         (6,678)     (160,927)
 Common Stock Issued for Debentures                         59           947
 Additional Paid-In-Capital from Stock Issued
  For Debentures                                       106,619       841,981
 Debt Discount on Issuance of Convertible
  Debentures                                        (3,383,309)            -
 Additional Paid-In-Capital from Debt Discount       3,383,309             -
 Cashless Conversion of Underwriter Warrants
  Par Value of Common Stock                                487             -
  Additional Paid-In-Capital                              (487)            -
                                                   -----------   -----------
                                                  $          -  $          -
                                                   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash Paid During the Year For
  Interest                                        $    100,093  $     70,903
                                                   ===========   ===========
  Income Taxes                                    $          -  $          -
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

CONSOLIDATED ENERGY, INC
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5: RESTATEMENT OF PRIOR QUARTERS RESULTS
During the course of the audit of the year ended December 31, 2004 financial statements, accounting adjustments were made to the previously issued financial statements. The following sets forth the Statement of Operations for the six months ended June 30, 2004 as previously reported and applicable restatement adjustments for that period:
                                                 Restatement
                                   As Reported   Adjustments      As Restated
                                   -----------   -----------      -----------
Revenues                          $  1,037,409  $          -     $  1,037,409
Cost of Revenues                     1,596,853             -        1,596,853
                                   -----------   -----------      -----------
Gross Loss                            (559,444)            -         (559,444)
                                   -----------   -----------      -----------
Legal and Professional Fees             75,592             -           75,592
Consulting Fees                        161,564       722,000 (a)      883,564
Operating Expenses                     196,204             -          196,204
Depreciation & Amortization            328,097      (196,205)(b)      131,892
Interest Expense                        70,903       515,583          586,486
                                   -----------   -----------      -----------
Total Expenses                         832,360     1,041,378        1,873,738
                                   -----------   -----------      -----------
Net Loss                          $ (1,391,804) $ (1,041,378)    $ (2,433,182)
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

NOTE 8: GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs, thereby raising substantial doubts about its ability to continue as a going concern. During February and March of 2005, the Company sold $7,750,000 of its 6% senior secured convertible notes and an additional $6,000,000 in the three months ended June 2005, all to outside investors. Upon receipt of the proceeds from the sale of convertible notes, the Company suspended mining operations and began preparation to mine an additional coal seam in its Warfield mine. Mining operations resumed on a limited basis in June 2005 and management estimates that production from the two coal seams, when fully implemented, should be sufficient to allow the Company to earn a profit from operations. Management is currently exploring ways in which to finance a coal washing plant at the Warfield mine, which would further enhance the sales value of the mined coal. The initial estimated cost of the plant was approximately $4,000,000. However management, as a result of capturing actual historical coal preparation data from recent mining operations, has identified several areas of wash plant expansion/upgrade opportunities that would provide a favorable financial benefit to the company. As a result of these changes, the overall budgeted cost of the wash plant was increased by approximately 12.5% (from $4 million to $4.5 million) and completion has been delayed by approximately six months.

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

Results of Operations for the three and six months ended June 30, 2005 compared to 2004
-----------------------------------------------------------------------------
For the three months ended June 30, 2005, the Company had revenues of $462,533. Costs and expenses totaled $1,816,441 for a net loss of $1,353,908, or $.10 per share. For the three months ended June 30, 2004, the Company had revenues of $365,825. Costs and expenses for the three months ended June 30, 2004 totaled $1,313,975 for net loss of $948,150, or $.10 per share.

Cost of revenue for the three months ended June 30, 2005 decreased from $799,327 the prior year to $491,065 primarily due to decreases in coal royalties, engineering expenses, coal sales commissions and direct labor. Coal royalties decreased from $79,020 in the three months ended June 30, 2004 to $18,014 for the current year period, engineering expenses decreased from $44,701 to $11,265, and coal sales commissions decreased from $43,479 to $12,164, all due to decreased coal production in 2005. Direct labor costs decreased from $403,365 in the three months ended June 30, 2004 to $263,088 due in part to decreased production and in part to increased production efficiency from the use of better equipment.

Operating expenses for the three months ended June 30, 2005 were significantly higher than the prior year period primarily due to increases in consulting fees from $27,431 to $286,306 and legal and accounting fees from $14,412 to $216,217. These increases were associated primarily with the Company's financing activities during 2005.

For the six months ended June 30, 2005, the Company had revenues of $895,566. Costs and expenses totaled $2,880,079 for a net loss of $1,984,513, or $.16 per share. For the six months ended June 30, 2004, the Company had revenues of $1,037,409. Costs and expenses for the six months ended June 30, 2004 totaled $3,470,591 for net loss of $2,433,182, or $.26 per share.

Cost of revenue for the six months ended June 30, 2005 was lower than the prior year period primarily due to decreases in coal taxes and direct labor costs. Coal taxes decreased from $79,493 in the six month period in 2004 to $56,632 in 2005 due to decreased production. Direct labor costs decreased from $912,512 for the six month period in 2004 to $393,495 for the same period in 2005 due in part to decreased production and in part to increased production efficiency from the use of better equipment.

Operating expenses increased to $1,649,399 for the six months ended June 30, 2005 from $1,155,360 in the prior year period. All significant increases were due to expenses incurred in connection with the Company's financing efforts. Consulting fees increased from $88,967 for the six months ended June 30, 2004 to $438,565 in 2005. Legal and accounting fees also increased in the period to $541,543 from $33,339 for the same period 2004.

Revenues were down in the six months ended June 30, 2005 compared to the prior year period because management suspended mining operations in February and began slope construction and other preparations to mine an additional coal seam in its Warfield mine. Mining operations resumed on a limited basis in June 2005 to allow management to make several mining and coal quality evaluations and assessments. Slope construction is currently progressing on a two shift per day schedule while Alma coal seam production is progressing on a one shift per day schedule. Coal from this seam is currently being washed by third parties and delivered on the AEP contract. Alma coal production is scheduled to be increased to two production shifts per day as soon as the Warfield washing facility is complete and ready to process coal. Management anticipates that production from the two coal seams should be sufficient to allow the Company to earn a profit from operations.

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

However, in late April 2005, the ventilation development crew, while developing the ventilation improvement plan, encountered a geological fault after completing approximately 1000 feet of both the fresh and return air corridors. The condition threatened the ongoing useful life of the Alma mine. Management decided in early May 2005 that it was imperative that the Company mitigate the negative affects of the geological fault in order to secure the coal reserves contained in the Alma coal seam. As a result of the ventilation development changes, management redesigned the actual slope portion of the project to allow the slopes to be relocated approximately 100 feet away from the geological fault. The slope construction portion of the project was re-engaged and as of October 5, 2005, each of the three slopes had advanced over 200 of the scheduled 600 feet. The corrective action began in early May and required three months and approximately $3.5 million to address.

A portion of the proceeds received from the transaction was used to secure the equipment which will be used to mine the Pond Creek coal seam. A number of pieces of equipment arrived in the second quarter of 2005.

A portion of the net proceeds has been used to prepare the site and to secure the equipment associated with the planned coal washing facility. The wash plant construction project was initiated in mid March 2005. The initial plan provided for a certain location and equipment type. However, during the rework of the Pond Creek project, management was able to negotiate to have a significant amount of Alma coal washed by third parties. Management sought to have this product washed in order to verify the laboratory reports obtained earlier. Information obtained during this process indicated that the Company could potentially realize greater profits from the washed coal if some adjustments were made to the initial wash plant plans. In early June 2005, management determined to change the design, final location, and overall size of the proposed wash plant to accommodate this new information. As a result of these changes, the overall budgeted cost of the wash plant was increased by approximately 12.5% (from $4 million to $4.5 million) and completion has been delayed by approximately six months.

The wash plant construction is now scheduled for completion in the fourth quarter of 2005. Management expects to begin processing some coal through the wash plant in the December of 2005 and to begin process all Alma and Pond Creek coal in the first quarter of 2006.

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

The events described above have caused delays and increased development costs significantly. As a result, management has been seeking additional financing in order to (1) sustain operations and (2) complete mine development and construction of the coal washing plant.

On September 23, 2005, Consolidated Energy, Inc. (the "Company") executed a promissory note (the "Bridge Note") payable to Cordillera Fund L.P. ("Cordillera") for an aggregate principal amount of up to $1,500,000. In connection with the Bridge Note, the Company entered into a Consent and Waiver with the holders of certain 6% senior secured convertible promissory notes (the "6% Notes") executed on February 24, 2005 (the "6% Note Holders"), whereby the 6% Note Holders consented to the Bridge Note transactions and waived, until resolution of the Bridge Note transactions, the application of any of the provisions of the 6% Notes and related transaction documents. In addition, the 6% Note Holders entered into a Bridge Forbearance with the

Company whereby the 6% Note Holders agreed to forebear from exercising any of their rights or remedies under the 6% Note and the related securities purchase agreement, security agreement and any other related transaction documents for a period of ten business days.

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

         Clean Coal Technology and Saudi American Minerals, Inc.
         -------------------------------------------------------
In June 2003, the Company signed a definitive agreement with Saudi American Minerals, Inc. ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of the S-4 registration which was being prepared to be filed with the SEC. At this filing date, the Company is negotiating with Saudi American to terminate the acquisition agreement and enter into an alternative arrangement for a 25% interest in Saudi American's technology.

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