Form 10KSB/A
period 2004-12-30
CONSOLIDATED ENERGY INC
filed 2005-11-29
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 Amendment No. 2
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

For the year ended, December 31, 2004, the Company had six customers. Of these customers, 96.75% of sales were accounted for by three customers. Progress Fuels accounted for 24.01% of total coal sales. 35.72% of coal sales were generated by sales to Eastern Consolidated Mining, Inc. New River Energy accounted for 37.02% of total coal sales. The remaining 3.25% was comprised of three additional customers.

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

Our mining operations are regulated under the Department of Interior Office of Surface Mining, which has issued to the Commonwealth of Kentucky, primary oversight for the enforcement and issuance of any and all permits required under public law 95-87. The Company currently has permits and is in full compliance with the regulations relating to this agency. Underground and Surface operations are regulated by the US Department of Labor, under the Federal Mine Safety and Health Act of 1977, public law 91-173 as amended by public law 95-164. These laws are administered by the Mine Safety and Health Administration and certain regulations are administered by the state agency of Office of Mine Safety and Licensing. The Company is dedicated to providing a safe work environment for its employees and is in full compliance with regulations administered by these agencies.

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

                             Table of Leases
                                                                  Agreements
Lease Name            Lease Date      Terms/Renewal     Acres    or Interests
----------            ----------   ----------------     -----    ------------
Lewis Dempsey Heirs     Oct 03     3 years/Like terms   1,175        None
Mark Dempsey Heirs #1   Mar 02     3 years/Like terms     500        None
Mark Dempsey Heirs #2   Oct 03     3 years/Like terms   1,000        None
Copley Lease            Dec 03    10 years/Like terms   1,000        None


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

                                           BTU
              Proven & Probable           Per lb.
                Tons in Place            in place                            Average        Total
                   As of               incl. natural         Sulfur      Recovery % Inc.  Recoverable
      Seam     Dec 31, 2004    Type      moisture            Content       Processing       Tons
   ----------   ----------    --------   ------------    ---------------    ----------    ----------
Pond Creek       5,400,000       Steam   11,800-13,200     less than 1.0           40%     2,160,000
Alma            14,600,000       Steam   11,300-12,500     more than 1.5           45%     6,570,000
   --------     ----------                                                                ----------
   Totals       20,000,000                                                                 8,730,000
                ==========                                                                ==========

The Alma Seam permit is currently in place, having been renewed on February 15, 2005, with an expiration date of November 6, 2009. There are currently maintenance applications pending to add additional acreage to include the Pond Creek Seam and Taylor Seam along with refuse disposal on this permit. Other surface mining permits were renewed on September 14, 2004 and will expire May 18, 2009. These permits are for 28.68 acres and there is currently maintenance and additional acreage pending on the permit.

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

Results of Operations
---------------------
For the year ended December 31, 2004, the Company had a net loss of $6,413,900 compared to a net loss for the year ended December 31, 2003, of $1,401,722. The Company had revenues of $2,746,983 for the year ended December 31, 2004 with costs and expenses of $9,160,883, compared to revenues of $649,606 for the year ended December 31, 2003 with costs and expenses of 2,051,328. The increase in revenues for 2004 was the result of considerably increased mining and production activities, especially in the first three quarters of fiscal 2004. The increase in net loss was due primarily to large increases in costs and expenses, including cost of revenue, operating expenses due to increased operations, expenses for shares issued for director and consultant services, increased interest expenses for loans and debentures, and increased depreciation and amortization due to the acquisition of additional equipment.

Cost of Revenue for 2004 was $3,727,162 compared to $1,035,295 in 2003 primarily due to increases in coal royalties and coal taxes as well as direct labor, all as a result of increased mining and production. Coal Royalties increased from $89,346 in 2003 to $464,044 in 2004. Coal taxes increased from $54,580 in 2003 to $240,319 in 2004. Direct labor associated with increased activities in 2004 amounted to $1,895,461 as opposed to $434,688 in 2003.

Operating expenses for 2004 increased to $4,205,518 from $659,076 in 2003 in part due to the extended mining operating time in 2004. The Company did not begin mining operations until September 2003 but was in continuous operation for the entire year of 2004. In addition to normal increases due to the more extended time period of operations, directors' fees and consulting fees in particular accounted for a substantial part of the increase in operating expenses. Expenses recorded for shares issued for director fees and consultant services totaled $3,337,000 in 2004 compared to $395,850 in 2003. Consultant services consisted primarily of accounting and operations management consulting services, as well as services performed in connection with acquiring coal leases. Because the Company plans to continue using consultants for accounting and managerial services as well as for the possible acquisition of additional coal leases, management anticipates that consulting expenses over the next twelve months will be similar to those incurred in 2004.

Interest expenses in 2004 increased to $878,949 from $246,911 in 2003 because the Company had to secure additional funds to sustain operations in 2004. Interest expense will most likely increase in the next 12 months due to additional funding requirements.

Depreciation and amortization expense increased to $265,394 from $110,046 because the Company acquired additional equipment. The Company plans to continue equipment purchases in the next 12 months and therefore expects that depreciation and amortization expense will continue to increase.

The Company moved from a production mode during the first three quarters of fiscal 2004 to a mine development mode during the last quarter of 2004. The Company decided to expand its operational capabilities by developing additional coal seams and coal washing capabilities for future growth. Therefore, management expects increased operating expenses and more limited production for the fiscal year 2005, with development anticipated to be completed by the end of fiscal 2005. The Company has obtained funding to implement its operations plans (see Liquidity and Capital Resources below) but may seek additional funding to meet its operations requirements in the next 12 months.

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


Exhibit 10.15 Coal Purchase and Sale Agreement (1)
Exhibit 10.15a Amendment to Coal Purchase and Sale Agreement (2)
Exhibit 21    Subsidiaries (2)
Exhibit 31.1 Certification of CEO Pursuant to Section 302 of the
             Sarbannes-Oxley Act of 2002.
Exhibit 31.2 Certification of CFO Pursuant to Section 302 of the
             Sarbannes-Oxley Act of 2002.
Exhibit 32.1 Certification of CEO Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification of CFO Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

(1) Filed November 15, 2004 as an exhibit to quarterly report on Form 10QSB
(2) Filed April 15, 2005 as an exhibit to the annual report on Form 10KSB

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

                                Consolidated Energy, Inc.

Date: November __, 2005        By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: November __, 2005        By: /S/Barry W. Tackett, CFO
                                   (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November __, 2005        By: /S/ David Guthrie, Director

Date: November __, 2005        By: /S/ Barry W. Tackett, Director

Date: November __, 2005        By: /S/ Edward H. Jennings, Director

Date: November __, 2005        By: /S/ Carl G. Baker, Director

Date: November __, 2005        By: /S/ Joseph G. Jacobs, Director

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

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2004 AND 2003


                                                    Years Ended December 31,
                                                       2004         2003
                                                    ----------   ----------
REVENUES
 Coal Sales                                        $ 2,746,983  $   649,606
                                                    ----------   ----------
   TOTAL REVENUES                                    2,746,983      649,606

COSTS AND EXPENSES
 Cost of Revenue, Excluding
  Depreciation and Amortization                      3,727,162    1,035,295
 Operating Expenses                                  4,205,518      659,076
 Depreciation and Amortization                         265,394      110,046
 Loss on Sale of Assets                                 83,861            -
 Interest Expense                                      878,948      246,911
                                                    ----------   ----------
   TOTAL COSTS AND EXPENSES                          9,160,883    2,051,328
                                                    ----------   ----------
LOSS BEFORE INCOME TAXES                            (6,413,900)  (1,401,722)
                                                    ----------   ----------
PROVISION FOR INCOME TAXES                                   -            -
                                                    ----------   ----------
NET LOSS                                           $(6,413,900) $(1,401,722)
                                                    ==========   ==========
BASIC AND DILUTED LOSS PER
COMMON SHARE                                       $      (.67) $      (.29)
                                                    ==========   ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
 Basic and Diluted                                   9,529,560    4,841,750
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

CONSOLIDATED ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                       2004         2003
                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                           $(6,413,900) $(1,401,722)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
 Depreciation and Amortization                         265,394      110,046
 Stock Issued for Services                           1,254,499      395,850
 Interest Due to Beneficial Conversion Feature         485,001      186,171
 Loss on Sale of Assets                                 83,861            -
Changes in Operating Assets and Liabilities
 Prepaid Expenses                                       18,741      (19,141)
 Prepaid Royalties                                      32,446      (44,111)
 Other Assets                                           12,304      (44,804)
 Cash Overdrafts                                       343,739       56,884
 Accounts Payable                                       85,731      311,030
 Accrued Liabilities                                 2,509,370      152,728
 Royalties Payable                                     303,602       48,786
 Deferred Royalties Payable                            185,948            -
 Purchase of Restricted Cash                           (49,900)           -
                                                    ----------   ----------
   NET CASH USED BY
    OPERATING ACTIVITIES                              (883,164)    (248,283)
                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (1,075,132)  (1,473,863)
 Lease Cost Capitalized                                      -     (109,458)
                                                    ----------   ----------
   NET CASH USED BY
    INVESTING ACTIVITIES                            (1,075,132)  (1,583,321)
                                                    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds From Notes Payable                           182,737      514,017
 Proceeds From Convertible Debentures                  325,000    1,266,400
 Advances From Related Parties                       1,173,635       57,503
 Proceeds From Stock Sales                             275,000            -
                                                    ----------   ----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                             1,956,372    1,837,920
                                                    ----------   ----------
NET (DECREASE) INCREASE IN CASH                         (1,924)       6,316

CASH BALANCE, BEGINNING OF YEAR                          6,316            -
                                                    ----------   ----------
CASH BALANCE, END OF YEAR                          $     4,392  $     6,316
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

The Company leases and operates coal mines located in the eastern part of Kentucky.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company's financial statements are prepared using United States generally accepted accounting principles. The Company has elected a year end of December 31.

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

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from coal sales are recognized when title passes to the customer as coal is shipped. Some coal supply agreements provide for price adjustments based on variations in the quality characteristics of the coal shipped. In most cases, the customer's analysis of the coal quality is binding and the results of the analysis are received on a one day delayed basis. The Company records its revenue based on actual adjustments received from its customers.

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

Depletion of the cost of coal revenues and amortization of mine development costs is computed using the units-of-production method utilizing only proven and probable coal reserve tonnage in the depletion and amortization base.

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

The Company acquired its coal leases and began mining operations in September of 2003. The Company's estimate of its asset retirement obligations is immaterial to the financial statements from its inception through December 31, 2004 and therefore has not been recorded in the accompanying financial statements.

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

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Accounting Pronouncements (Continued)

Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of "so abnormal" and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

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

CONSOLIDATED ENERGY, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 3:  RESTATEMENT

During the course of the audit of the year ended December 31, 2004 financial statements, errors were discovered in the previously issued financial statements. The following table sets forth the capital section as reported and reflects the adjustments to the previously reported amounts:

                                                            Additional
                                       Common Stock           Paid-In-    Retained
                                    Shares      Par Value     Capital      Deficit      Total
                                  ----------   ----------   ----------   ----------   ----------
Balance, As Reported,
December 31, 2003                  7,358,000  $     7,358  $ 3,509,862  $(1,342,949) $ 2,174,271

Transfer of Retained Deficit
Upon Merger                                -            -     (285,243)(a)  285,243(a)         -

Increase in Cost Associated With
Shares Issued for Services                 -            -      145,100(b)  (145,100)(b)        -

Interest Cost Associated With
Beneficial Conversion Features
of Debentures                              -            -      186,171(c)  (186,171)(c)        -

Reduction in Value of Shares
Issued in Connection with
Reverse Merger                             -            -   (2,997,000)(d)        -   (2,997,000)

Reduction in Sale of
Royalty Interest                           -            -            -     (110,000)(e) (110,000)

Increase In Coal Royalty Expense           -            -            -      (31,882)(f)  (31,882)

Decrease in Amortization Expense           -            -            -      129,137(g)   129,137
                                  ----------   ----------   ----------   ----------   ----------
Balance, as Restated,
December 31, 2003                  7,358,000  $     7,358  $   558,890  $(1,401,722)    (835,474)
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

Building, Equipment and Coal Leases are comprised of the following:

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