Form 10KSB/A
period 2004-12-30
CONSOLIDATED ENERGY INC
filed 2006-02-14
CIK 1061985

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 Amendment No. 3
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      ITEM 8A. CONTROLS AND PROCEDURES

In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, our new outside auditors have identified and orally brought to the attention of certain of our officers and board members what they consider to be material weaknesses in our internal controls. Because this notification came in the course of changing auditors and preparing this annual report, we have not yet been able to undertake significant remedial action to address the identified weaknesses. Our principal executive and financial officers participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation and the information from the new auditors, our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by the report.

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


             ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)EXHIBITS

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

                                Consolidated Energy, Inc.

Date: February 14, 2006        By: /S/David Guthrie, President
                                   (Principal Executive Officer)

Date: February 14, 2006        By: /S/Robert E. Chmiel, Interim CFO
                                   (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 14, 2006        By: /S/ David Guthrie, Director

Date: February 14, 2006        By: /S/ Barry W. Tackett, Director

Date: February 14, 2006        By: /S/ Scott R. Griffiths, Director

Date: February 14, 2006        By: /S/ Timothy M. Stobaugh, Director

Date: February 14, 2006        By: /S/ Joseph G. Jacobs, Director

Date: February 14, 2006        By: /S/ Robert E. Chmiel, Director