Form 10QSB/A
period 2005-06-30
CONSOLIDATED ENERGY INC
filed 2006-02-14
CIK 1061985

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 2

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


Based on the changes already made, our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report. Due to the described changes which have already been made, there are no longer any existing material weaknesses as of the end of the period covered by this report. The fact that we are continuing to make changes merely reflects management's goal to further strengthen the internal controls.

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