Form 10KSB
period 2005-12-31
CONSOLIDATED ENERGY INC
filed 2006-03-31
CIK 1061985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-25951

CONSOLIDATED ENERGY, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Wyoming

86-0852222

(State or Other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

Identification No.)

76 George Road
Betsy Layne, KY 41605

(Address of Principal Executive Offices)

(859) 488-0070

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes  X

No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Issuer’s Revenues for the fiscal year ended December 31, 2005 were $2,052,748.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 28, 2006, was $48,674,453.

As of March 28, 2006, the issuer had 17,975,374 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):

Yes          No     X

CONSOLIDATED ENERGY, INC.
INDEX TO FORM 10-KSB

PART I

Page

Item 1.

Description of Business

4

Item 2.

Description of Properties

21

Item 3.

Legal Proceedings

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

25

Item 6.

Management’s Discussion and Analysis or Plan of Operation

27

Item 7.

Financial Statements

Report of Independent Registered Public Accounting Firm

56

Consolidated Balance Sheet

57

Consolidated Statement of Operations

58

Consolidated Statement of Cash Flows

59

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

61

Notes to Consolidated Financial Statements

62

Item 8.

Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure

81

Item 8A.

Controls and Procedures

81

Item 8B.

Other Information

81

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

82

Item 10.

Executive Compensation

85

Item 11.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

86

Item 12.

Certain Relationships and Related Transactions

89

Item 13.

Building, Equipment and Coal Leases

91

Item 14.

Exhibits

91

Item 15.

Principal Accountant Fees and Services

94

PART I

This report, including the sections entitled “Cautionary Statements and Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved.  Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause these differences include, but are not limited to:

?

the worldwide demand for coal;

?

the price of coal;

?

the supply of coal and other competitive factors;

?

the costs to mine and transport coal;

?

the ability to obtain new mining permits;

?

the costs of reclamation of previously mined properties;

?

the risks of expanding coal production;

?

industry competition;

?

our ability to continue to execute our growth strategies;

?

general economic conditions; and

?

other factors discussed under the headings “Cautionary Statements and Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business.”

Forward-looking statements speak only as of the date they are made.  You should not put undue reliance on any forward-looking statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Item 1.

Description of Business

Corporate Overview

Consolidated Energy, Inc. (the “Company”) engages principally in the business of mining coal in Eastern Kentucky.  The Company’s business focus is the operation of profitable coal mines conducted through its wholly-owned coal mining subsidiary, Eastern Consolidated Energy, Inc.

History and Organization

The Company was incorporated in Nevada on December 18, 1996, under the name Barbeque Capital Corp., to engage in the manufacture and distribution of commercial size barbecues for individuals, groups, and restaurant use.  After two seasonal business cycles of trying to develop a market for the barbecues, the Company’s management determined that without significant additional funding, the Company would not be able to compete in the barbecue business.  Accordingly, after several unsuccessful attempts to obtain additional funding, the Company determined that it was in its shareholders’ best interest to cease the barbecue business and search for alternative businesses while the Company was still solvent.  Accordingly, the Company ceased its barbeque business operations and began looking for alternative businesses.  In early October 2002, the Company entered into an agreement and plan of reincorporation and merger with Consolidated Energy, Inc., a privately-held Wyoming corporation which was incorporated for the sole purpose of merging with Barbeque Capital Corp.  On October 4, 2002 the secretary of state of Wyoming issued a certificate of merger acknowledging that Barbeque Capital Corp. (Nevada) had merged into Consolidated Energy Inc. (Wyoming), which became the surviving entity.  On October 14, 2002, the reincorporation was deemed effective and the Company affected a change in its domicile from Nevada to Wyoming and changed its name from Barbeque Capital Corp. to Consolidated Energy, Inc.  The Company changed its corporate name to Consolidated Energy, Inc. in order to better reflect its changing business operations.  Management believed changing domicile to Wyoming was in the Company’s and its shareholders’ best interest because Wyoming is one of the leading coal producing states in the United States and was appropriate since the business focus changed to coal production.  In addition, the new chosen corporate name Consolidated Energy, Inc. was not available in Nevada.

In August 2003, the Company entered the coal mining business by issuing 3,000,000 shares of its common stock in exchange for all of the issued and outstanding stock of Eastern Consolidated Energy, Inc., a privately-held Kentucky coal mining corporation (the “Eastern Reverse Merger”).  The assets acquired in the Eastern Reverse Merger included a coal lease in Martin County, Kentucky.

Coal Industry Background

Coal is one of the world’s most abundant, efficient and affordable natural resources, and is used primarily as fuel for the generation of electricity.  According to the Energy Information Administration (the “EIA”), a division of the Department of Energy, greater than 51% of all electricity consumed in the United States in 2004 was generated using coal.

The United States is the second largest coal producer in the world, exceeded only by China.  Other leading coal producers include Australia, India and South Africa.  According to the EIA, the United States has the largest coal reserves in the world, with an estimated 250 years of supply based on current usage rates.  United States coal reserves are more plentiful than United States oil or natural gas reserves, with coal representing more than 85% of the nation’s fossil fuel reserves.

United States coal production has nearly doubled during the past 30 years.  Based on statistics reported by EIA, approximately 67% of United States coal is produced by surface mining methods, while the remaining 33% is produced by underground mining methods.

The United States coal industry operates under a highly developed regulatory regime that governs all mining and mine safety activities, including land reclamation, which requires mined lands to be restored in accordance with plans submitted by the Company and approved by state and federal authorities.

Coal Markets

The EIA expects domestic consumption of coal by electric generators to grow at an annual rate of 1.4% per year from 2001 through 2025, predicated on natural gas price assumptions of $2.88 per million British thermal unit, or Btu, in 2005 and $3.30 in 2010.  Demand from domestic electric generators accounts for more than 92% of domestic coal consumption.  The EIA projects annual coal use growth by electric generators of nearly 400 million tons by 2025.

Sources of Coal Demand Growth

In the aggregate, coal-fueled plants currently utilize approximately 70% of their capacity, although the optimal sustainable capacity utilization is estimated at 85% for a typical plant, and most plants can run at higher rates for short periods.  An increase from 70% capacity utilization to 85% capacity utilization would translate into approximately 200 million tons of additional annual coal consumption.

In addition to expected greater utilization of existing plants, a number of new coal-fueled generating plants have been announced in recent years to meet the United State’s needs for inexpensive base-load energy generating capacity.

Regional Coal Markets

Coal is mined throughout the United States, with the major coalfield centers located in the Powder River Basin, Central/Southern Appalachia, Northern Appalachia, and the Illinois Basin and in other western coalfields. The breakdown of historical and projected coal production by supply region is as follows:

U.S. Coal Production by Supply Region (in million tons):

	Historical		Projected
	2001	2003	2005	2010	2015	2020
Powder River Basin	408	400	410	509	563	632
Central/Southern Appalachia	290	250	272	286	286	280
Northern Appalachia	143	125	131	124	120	128
Illinois Basin	95	88	103	102	104	107
Other Western US	194	206	200	200	205	204
Other	9	2	9	9	8	8
Total	1,139	1,071	1,125	1,230	1,286	1,359

Source: Energy Information Administration, Annual Energy Outlook 2004.

The Company operates in the Central/Southern Appalachia region.  The Central/Southern Appalachia region contains coalfields in eastern Kentucky, Tennessee, Alabama, southwestern Virginia, and central and southern West Virginia.  According to the EIA, production in Central/Southern Appalachia has decreased from approximately 305 million tons in 1996 to approximately 250 million tons in 2003.  Production declined in all major sections of Central/Southern Appalachia except for southern West Virginia, which has grown due to the expansion of more economically attractive surface mines.  The region has experienced significant consolidation in the past several years due to modest demand growth and strong competition from western coal.  Central/Southern Appalachian operators market approximately 67% of their coal to electric generators, principally in the southeastern United States.  Central/Southern Appalachia producers also sell extensively in the export market and to industrial customers.  The coal of Central/Southern Appalachia has an average heat content of 12,500 Btu per pound and generally has low sulfur content.

Coal Characteristics

There are four types of coal: lignite, sub-bituminous, bituminous and anthracite.  Each has characteristics that make it more or less suitable for different end uses.  In general, coal of all geological composition is characterized by end use as either “steam coal” or “metallurgical coal,” sometimes known as “met coal.”  Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both.  Metallurgical coal is refined into coking coal, which is used in the production of steel.  Heat value and sulfur content, the two most important coal characteristics, determine the best end use of particular types of coal.  The Company’s coal is generally characterized as steam coal.

Heat Value

The heat value of coal is commonly measured in Btu per pound of coal.  Coal found in the eastern and mid-western regions of the United States tends to have a heat content ranging from 10,000 to 15,000 Btu per pound.  Most coal found in the western United States ranges from 8,000 to 10,000 Btu per pound.  The weight of moisture in coal, as sold, is included in references to Btu per pound of coal in this document, unless otherwise indicated.

Sulfur Content

Sulfur content can vary from seam to seam and sometimes within each seam.  Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal.  Low sulfur coal has a variety of definitions, and in this document “low sulfur” is referred to coal with sulfur content of 2.0% or less by weight.  Compliance coal refers to coal with a sulfur content of less than 1.2 pounds per million Btu.  The strict emissions standards of the Clean Air Act have increased demand for low sulfur coal.  The Company expects continued high demand for low to mid sulfur coal as electric generators meet the current Phase II requirements of the Clean Air Act (1.2 pounds or less of sulfur dioxide per million Btu).

Sub-bituminous coal typically has lower sulfur content than bituminous coal, but some bituminous coal in Colorado, eastern Kentucky, Tennessee, southern West Virginia and Utah also has low sulfur content.

Other

Ash is the inorganic residue remaining after the combustion of coal.  As with sulfur content, ash content varies from seam to seam.  Ash content is an important characteristic of coal because electric generating plants must handle and dispose of ash following combustion.

Moisture content of coal varies by the type of coal, the region where it is mined and the location of coal within a seam.  In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport.  Moisture content in coal, as sold, can range from approximately 5% to 30% of the coal’s weight.

When some types of coal are heated without oxygen, a hard, dry, caking form of coal is formed called “coke”.  Steel production uses coke as a fuel and reducing agent to smelt iron ore in a blast furnace.

Coal Mining Techniques

Coal mining operations commonly use distinct techniques to extract coal from the ground, and one relatively new technique.  The most appropriate technique is determined by coal seam characteristics such as location and recoverable reserve base.  Drill-hole data are used initially to define the size, depth and quality of the coal reserve area before committing to a specific extraction technique.  All coal-mining techniques rely heavily on technology; consequently, technological improvements have resulted in increased productivity.  The five most common mining techniques are continuous mining, contour, mountain top removal, truck-and-shovel mining, and dragline mining, and the newer technique is highwall mining.  The Company uses the continuous mining under ground method. The Company will also use the contour surface mining method as well as the mountain top removal method.

Continuous Mining.  Continuous mining is an underground mining method in which main airways and transportation entries are developed and remote-controlled mining equipment, referred to as “continuous miners”, extract coal from “rooms,” leaving “pillars” to support the roof.  Shuttle cars transport coal from the face to a conveyor belt for transport to the surface.  This method is often used to mine smaller coal blocks or thin seams, and seam recovery is typically approximately 50%.  Productivity for continuous mining averages 250 to 500 tons per miner shift.

Contour Mining.  Contour mining is accomplished by removing the material “overburden” directly over the coal seam where the coal seam is located at the edge of the mountain.  This method exposes the coal seam around the side of the mountain whereby the coal is loaded by either excavators or wheel loaders into trucks and removed from the mine site.  The method is generally used as long as the overburden to coal ratio does not exceed 15 parts of overburden to 1 part coal.  The Company does plan to use the contour mining method to remove a portion of the coal reserves currently contained under the company’s leased coal reserves.

Mountain Top Removal Method.  Mountain top removal method is used when the coal seam is located at or near the top of the mountain.  This method involves removing the material that makes up the top of the mountain which lays directly over the coal seam “overburden” thus exposing the coal seam whereby the coal is loaded by either excavators or wheel loaders into trucks and removed from the mine site.  The Company does plan to use the mountain top removal mining method to remove a portion of the coal reserves currently contained under the company’s leased coal reserves.

It is generally easier to mine coal seams that are thick and located close to the surface than thin underground seams.  Typically, coal-mining operations will begin at the part of the coal seam that is easiest and most economical to mine.  In the coal industry, this characteristic is referred to as “low ratio.”  As the seam is mined, it becomes more difficult and expensive to mine because the seam either becomes thinner or protrudes more deeply into the earth, requiring removal of more material over the seam, known as the “overburden.”  For example, many seams of coal in the Midwest are five to ten feet thick and located hundreds of feet below the surface.  In contrast, seams in the Powder River Basin of Wyoming may be eighty feet thick and located only fifty feet below the surface.

Truck-and-Shovel Mining.  Truck-and-shovel mining is an open-cast method that uses large electric-powered shovels to remove overburden, which is used to backfill pits after coal removal.  Shovels load coal in haul trucks for transportation to the preparation plant or rail load-out.  Seam recovery using the truck-and-shovel method is typically 90%.  Productivity depends on equipment, geological composition and the ratio of overburden to coal.  Productivity varies between 250 to 400 tons per miner shift in the Powder River Basin to thirty to 80 tons per miner shift in Eastern regions of the United States. The Company does not currently utilize the truck and shovel mining method, and does not anticipate using such for the foreseeable future.

Highwall Mining.  Highwall mining is a method of coal mining in which a continuous mining machine is driven by remote control into the seam exposed by previous open cut operations, or “highwall”, which was the result of surface mining operations.  A continuous haulage system carries the coal from the miner to an open-air installation for stockpiling and transport.  This process forms a series of parallel, unsupported drives.  It is vital that the coal pillars remaining between adjacent drives are capable of supporting the overburden structure.  The Company does not currently utilize the highwall mining method, and does not anticipate using such for the foreseeable future.

Once the raw coal is mined, it is often crushed, sized and washed in preparation plants where the product consistency and heat content are improved.  This process involves crushing the coal to the required size, removing impurities and, where necessary, blending it with other coal to match customer specifications.

Technology

Coal mining technology is continually evolving and improving, among other things, underground mining systems and larger earth-moving equipment for surface mines, as well as highwall mining equipment.  For example, longwall mining technology has increased the average recovery of coal from large blocks of underground coal from 50% to 70%.  At larger surface mines, haul trucks have capacities of 240 to 400 tons, which is nearly double the maximum capacity of the largest haul trucks used a decade ago.  This increase in capacity, along with larger shovels and draglines, has increased overall mine productivity.

Coal Prices

Coal prices vary dramatically by region and are determined by a number of factors.  The two principal components of the delivered price of coal are the price of coal at the mine, which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use.  Electric utilities purchase coal on the basis of its delivered cost per million Btu.

Price at the Mine.  The price of coal at the mine is influenced by geological characteristics such as seam thickness, overburden ratios and depth of underground reserves.  Eastern United States coal is more expensive to mine than western coal, because of thinner coal seams and thicker overburden.  Underground mining, prevalent in the eastern United States, has higher labor costs than surface mining including costs for labor benefits and healthcare and high capital costs, including modern mining equipment and construction of extensive ventilation systems.

In addition to the cost of mine operations, the price of coal at the mine is also a function of quality characteristics such as heat value, sulfur, ash and moisture content.  Met coal has higher carbon and lower ash content and is usually priced $4 to $10 per ton higher than steam coal produced in the same regions.  Higher prices are paid for special coking coal with low volatility characteristics.

Transportation Costs.  Coal used for domestic consumption is generally sold freight on board, or FOB, at the mine, as described above, and the purchaser normally bears the transportation costs.  The Company does however have sales contracts which require the Company to pay for shipping costs which is currently $240 per truck load.  Export coal, however, is usually sold at the loading port, and coal producers are responsible for shipment to the export coal-loading facility and the buyer pays the ocean freight.

Most electric generators arrange long-term shipping contracts with rail or barge companies to assure stable delivered costs.  Transportation can be a large component of the buyer’s cost.  Although the customer generally pays the freight, transportation cost is still important to coal mining companies because the customer may choose a supplier largely based on the cost of transportation.  According to the National Mining Association, railroads account for nearly two-thirds of total United States coal shipments.  Trucks and overland conveyors haul coal over shorter distances, while lake carriers and ocean vessels move coal to export markets.  Some domestic coal is shipped over the Great Lakes.  Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two competing rail carriers.  The Company’s current coal supply contracts demand that the Company deliver to either the power plant, which is less than 40 miles from the mine site, or to the river barge which is approximately 50 miles from the mine site.  The Company will use trucks supplied by others to deliver the coal to both the power plant and to the river barge facility.

Deregulation of the Electricity Generation Industry

Congress enacted the Energy Policy Act of 1992 to stimulate competition in electricity markets by giving wholesale suppliers access to the transmission lines of United States electricity generators.  In April 1996, the Federal Energy Regulatory Commission (“FERC”) issued the first of a series of orders establishing rules providing for open access to electricity transmission systems.  The federal government is currently exploring a number of options concerning utility deregulation.  Some individual states are also proceeding with their own deregulation initiatives.

The pace of deregulation differs significantly from state to state.  As of September 2003, seventeen states and the District of Columbia had either enacted legislation leading to the deregulation of the electricity market or issued a regulatory order to implement retail access that would allow customers to choose their own supplier of generation. Five states have delayed restructuring and twenty seven are not actively pursuing deregulation.  In California, where supply and demand imbalances created electricity supply shortages, the California Public Utilities Commission suspended deregulation.

A possible consequence of deregulation is downward pressure on fuel prices.  However, because of coal’s cost advantage and because some coal-fueled generating facilities are underutilized in the current regulated electricity market, we believe that additional coal demand would arise as electricity markets are deregulated if the most efficient coal-fueled power plants are operated at greater capacity.

The Company’s Operations

Coal

In August 2003, the Company entered the coal mining business by issuing 3,000,000 shares of its common stock in exchange for all of the issued and outstanding common stock of Eastern Consolidated Energy, Inc., a privately-held Kentucky coal mining corporation.  The transaction is referred to herein as the Eastern Reverse Merger.  As part of this transaction, the Company acquired the lease rights to mine approximately 8.8 million tons of proven and probable coal on the Alma coal seam and other seams above drainage in Martin County, Kentucky.  In December 2004, the Company issued 700,000 shares of its common stock, valued at approximately $1.1 million, to Eastern Land Development Company, Inc., a privately-held Kentucky corporation, which at the time of the transaction was a related party, and acquired the right to mine approximately 7.9 million tons of proven and probable coal located within the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams above and below drainage.  This lease is commonly referred to as the “Copley Lease”.  In February 2005, the Company issued 2,500,000 additional shares of its common stock, valued at approximately $4.9 million, to Eastern Land Development Company, Inc. and acquired the right to mine approximately 26.0 million tons of additional proven and probable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  This lease is commonly referred to as the “Dempsey Heir Lease”.

The lease acquired pursuant to the Eastern Reverse Merger provides for the Company to access and to mine the Alma seam, using underground methods, for an initial period of eighteen months and thereafter until the Company fails to mine the coal reserves, or it chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted.  This lease also gives the right to access and mine by whatever mining method necessary for the extraction of coal within all other seams “above drainage” on the leased property for an initial period of thirty-six months and thereafter until the Company fails to mine the coal reserves, or it chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted.  The surface lease allows the Company the right to mine the Alma coal seam reserves and all other seams "above drainage" as long as the Company begins to mine coal within three years of the signing of the lease and continues to actively pursue mining these coal reserves until these coal reserves have been exhausted.  The Copley Lease and the Dempsey Heir Lease are for an initial period of thirty-six months and thereafter until the Company fails to mine the coal reserves, fails to pay the minimum royalty payments, or it chooses not to continue to mine the coal reserves, or until the coals reserves have been exhausted.  The minimum royalty for the lease acquired pursuant to the Eastern Reverse Merger is $12,000 annually, the minimum royalty for the Copley Lease is $10,000 annually, and the minimum royalty for the Dempsey Heir Lease is $12,000 annually.  All of the mine seams are sometimes referred herein as the “Martin County Property”.

The Coalburg, Richardson, and Broas seams are best mined by surface mining methods whereas the Pond Creek, Taylor and Alma seams are best mined by underground methods.  Management expects production from the Alma and Pond Creek seams to commence in late March 2006.  Production from the other seams are scheduled as follows - surface mine tonnage will commence as the permits are obtained and as the underground mining advances from under the surface reserves.  Production on the Coalburg, Taylor, Richardson, and Broas seams could commence as early as the first quarter 2007.

During 2003 and most of 2004, the Company began developing the Alma seam.  In September 2004, the Company entered into a long-term coal supply contract with American Electric Power, Co. (“AEP”).  This contract provides that the Company will supply AEP with 40,000 tons of coal per month for 36 months at a selling price of $51.00 per ton.  The coal quality required to satisfy the AEP contract and which the Company has under an active permit, is contained in the Pond Creek coal seam.  The Pond Creek seam is located approximately 95 feet below the Alma seam.  During the calendar fourth quarter 2004, the Company decided to obtain financing necessary to allow it to fully access the Pond Creek coal seam and to fund the ancillary equipment necessary to mine, prepare and satisfy the AEP coal supply order.  The initial 36 month contract was recently amended to reflect a late March 2006 initial coal delivery date.

In January 2005, the Company obtained a $2,500,000 bridge loan (the “January Bridge Loan”) which was used to begin a ventilation project, construction of access slopes from the Alma seam to the Pond Creek seam and commence the construction of a coal preparation plant.  During the calendar first quarter 2005, the Company directed that all mining operations be suspended until the construction of the ventilation project, as well as the slopes and wash plant projects are near completion.  The Company issued to the bridge lender warrants to purchase 514,704 shares of the Company’s common stock.  The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $1.70.

On February 24, 2005, the Company sold $7 million of 6% senior secured convertible notes, due in 2008 (the "6% Notes"), warrants to purchase 2,058,824 shares of the Company's common stock and Additional Investment Rights ("AIRs").  The warrants are exercisable for five years from the date of issuance and have an initial exercise price of $1.70.  The notes are secured by any and all assets and properties of the Company, whether now owned or herein after acquired.

The AIRs gave the purchasers of the notes the right to acquire an additional $7 million of the 6% Notes.  During March 2005, $750,000 of the AIRs was exercised by a portion of the convertible note holders, and in June 2005, an additional $6 million of the AIRs were exercised.

After payment of transaction fees and expenses, most of the balance of the financing was used to continue the construction of the ventilation project and slopes to the Pond Creek seam.  A portion of the proceeds was also used to purchase equipment necessary to mine the Pond Creek seam and to continue the construction of the coal washing facility scheduled to wash the coal produced from the Martin County mining operation.  The balance of the funds was used to retire the January Bridge Loan.

In June 2005, the Company entered into a 12 month coal sales contract with Ohio Valley Electric Cooperative, a subsidiary of AEP (“Ohio Valley”).  This agreement calls for the Company to ship 50,000 to 60,000 short tons of coal per month coal beginning in July 2005.  The Company began shipping coal pursuant to this contract by purchasing coal mined by others and delivering to AEP.  The Company is scheduled to begin shipping coal mined by the Company, from the Alma seam, in April of 2006.

In order to secure additional financing for continuing operations, on September 23, 2005, the Company executed a promissory note (the "September Bridge Note") payable to Cordillera Fund L.P. for an aggregate principal amount of up to $1,500,000.  On November 24, 2005 the existing September Bridge Note holders and the Company agreed to increase the amount of debt by $300,000 to a total of $1,800,000.  The September Bridge Note was subsequently cancelled on January 13, 2006 and exchanged for an investment in the Company’s 8% senior secured convertible notes and warrants. See Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources below for a description of the material terms of this transaction.  The proceeds were used to continue the slope construction project, including the ventilation construction project which will reduce the likelihood of a gas explosion similar to the events which occurred in the fourth quarter 2005 in West Virginia, and continue construction on the wash plant project.  The Company still needs additional funds in order to realize the true potential of today’s favorable coal market by developing the Dempsey Heir coals seams.  Without additional funds, the Company is capable of producing approximately 40,000 clean tons of coal per month; all accomplished by a single miner section in both the Alma and Pond Creek coal seams.

All information provided in the table below represents current minerals under lease located on the Martin County Property.  All mineral tonnage is leased and none is owned by the Company.

Seam	Proven & Probable Tons in Place As of Dec. 31, 2005	Type	BTU Per lb. in place, including natural moisture	Sulfur Content	Average Recovery % Inc. Processing	Total Recoverable Tons
Pond Creek	5,400,000	Steam	11,800 to 13,200	less than 1.0	40%	2,160,000
Alma	14,600,000	Steam	11,300 to 12,500	greater than 1.5	45%	6,570,000
Taylor	5,220,300	Steam	12,200 to 13,600	less than 1.0	35%	1,827,105
Coalburg	13,105,855	Steam	11,800 to 13,200	greater than 1.0	48%	6,290,810
Richardson	941,000	Steam	11,800 to 13,200	less than 1.0	50%	470,500
Broas	3,437,250	Steam	11,800 to 13,200	less than 1.0	85%	2,921,663
Totals	42,704,405					20,240,078

The Company’s estimate of the economic recoverability of the Company’s leased tonnage is based upon a comparison of unassigned tonnage to assigned tonnage currently in production in the same geologic setting to determine an estimated mining cost.  These estimated mining costs are compared to existing market prices for the quality of coal expected to be mined and taking into consideration typical contractual sales agreements for the region and product.  Where possible, the Company also reviews production by competitors in similar mining areas.  Only tonnage expected to be mined economically and with an acceptable profit margin is included in the Company’s recoverable tonnage estimates.  Finally, the Company’s tonnage estimates include reductions for recoverability factors to estimate a saleable product.

The Company’s mineable tonnage estimates are calculated by third party consultants who have significant years of experience in evaluating coal tonnage.  Their reports are reviewed by Company employees with significant experience within the mining or engineering industry.  The latest independent review was performed by Summit Engineering Inc. in July 2005 and conveyed that the Company is in control of approximately 20.2 million recoverable coal tons.

The Company is current on all permit obligations.  The underground permit for the Alma and Pond Creek coal seams were issued February 2, 2006 and are scheduled to expire on November 6, 2009.  This permit includes the coal washing facility and approximately one year of refuse disposal.  As a general rule, the Company will need to perform periodic maintenance to remain in compliance with this permit.  The large refuse disposal permit will require a Nation Wide 21 (404) valley fill permit which will be obtained from the U.S. Corp of Engineers.  This permit is currently pending and once approved will be for a 15 year period.  The Taylor seam is in the permitting process and is expected to be available for issue as early as the fourth quarter 2006, depending on the review process.

The Company is currently out-sourcing all of the required engineering and permitting services.  The Company is providing oversight on this process.

Saudi American Minerals, Inc.

In June 2003, the Company entered into a definitive agreement with Saudi American Minerals, Inc., ("Saudi American") to acquire 100% ownership of Saudi American in exchange for 13,770,000 shares of the Company’s common stock with an effective date to coincide with an effective date of a Form S-4 registration statement.  In connection with the Company’s January 13, 2006 private placement, the Company entered into an agreement with Saudi American whereby, among other things: (i) the parties terminated the agreement to acquire 100% ownership of Saudi American; and (ii) the Company agreed to pay $750,000 cash and issue 3,000,000 shares of common stock to Saudi American in exchange for the assignment by Saudi American of a 25% interest in its patented clean coal technology (Patent No. 6,447,559) including any subsequent improvements thereto. The recent termination of the original agreement to acquire Saudi American allows the Company to focus on the Company’s core coal business. The new purchase agreement allows the Company to share in 25% of any and all revenues associated with the clean coal technology. The Company is not obligated to invest any additional time or money in development or promotional costs of the clean coal technology.  The Company compensated Saudi American for terminating the original agreement by extending to Saudi American, in its sole discretion, the exclusive right to terminate and declare null and void the alternative agreement until the Company makes the required stock and cash payments.  The Company is required to pay Saudi American $750,000 cash no later than July 31, 2007 and the Company must issue 3 million shares of common stock to Saudi American within 20 days after the Company increases its authorized shares of common stock from 50 million to 100 million, which the Company plans to present for shareholder vote during the second quarter 2006.

Principal Products

Currently, the Company’s principal product is high Btu, low to mid sulfur coal mined in Warfield, Kentucky through Eastern, the Company’s coal mining subsidiary.  The Martin County Property measures approximately 3,200 coal acres and consists of coal tonnage held in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas coal seams.  The coal from each of these seams is high Btu or high grade coal with low to medium sulfur and low to marginal ash content.  Mining operations are currently being conducted in the Pond Creek and Alma seams via the underground mining method.

Sales and Marketing

Coal, ready to be shipped to customers, can either be shipped via river barge, truck or rail.  Coal produced and sold by the Company in 2004 was loaded on trucks and delivered to the river where it was loaded onto a barge for shipping to the end user.  The coal that will be delivered to AEP pursuant to the 36 month contract will be delivered by truck.  The coal that that will be delivered to Ohio Valley is scheduled to be shipped from the Alma coal production and be delivered via truck to the river where the coal will be loaded onto a barge and delivered.

The Company uses a contract consultant, Kentucky Energy Consultants (“KEC”), for mining consultation, coal reserve study and appropriation, coal sales, marketing and distribution, and coal venture and acquisition consultation.  KEC is owned by Jeff Miller and Larry Hunt who are related parties.

KEC is under contract to Eastern for five years and is contractually obligated to consult with the Company with respect to:

?

the marketing and selling of all coal produced from the Company’s Eastern Kentucky coal mining operations; and

?

the preparation of all proposal documents required for coal sales and contracts along with assisting in the transportation arrangements, and contract negotiations and administration.

Prior to February 2005, KEC received a five (5%) percent commission for their services.  Effective February 2005, KEC’s commissions were reduced to two and one half percent (2.5%) of the gross sales price received by the Company for any and all coal sold by Eastern on purchase orders and/or contracts on either the spot or contract arrangements.  Effective January 2006, KEC agreed to forfeit the 2.5% commission until such time as the Company was able to quarterly record an annualized EBITDA rate of $20 million.

The Company uses a sales agent, New River Energy Sales Company, Inc. (“New River”) to provide the Company sales services, including, but not limited to, the following:

?

comprehensive monitoring of opportunities to sell coal on a spot or term basis;

?

consulting advisory services in connection with the solicitation of coal sales;

?

preparation of all proposal documents and assistance in transportation arrangements, contract negotiations and contract administration; and

?

assisting in the sourcing of venture capital and assist in the review and construction proposals submitted in conjunction with the venture capital.

New River is responsible for all of its own office and customary sales and administrative expenses.  New River consults frequently with the Company to discuss general conditions and outlook in order to determine coal availability, sales opportunities and the best contract administration.

For these services, the Company has agreed to pay New River a commission of two and one half percent (2.5%) of the selling price (f.o.b. mine market loading point) on all coal sold by contract or otherwise when the selling price (f.o.b. mine market loading point) is greater than $45.00 per ton.  If and when the selling price (f.o.b. mine market loading point) is $44.99 per ton or less, the commission percentage will not remain at 2.5% but will be renegotiated in good faith by both the Company and New River.

Production Expenditures

Coal

The Warfield mining operation is an underground operation that uses several consumables such as roof bolts, rock dust, concrete block, grease and bolt rosin.  Each of the aforementioned is readily available from several sources within a reasonable delivery distance from the Warfield mine.  Water for the mining operation is readily available from a mountain stream.  The Company has a collection pond as well as a permitted river water withdrawal system that allows the Company to draw water from the Tug Fork of the Big Sandy river as needed which insures available water in case there is a drought.  Electricity required for mining is available from the local power provider that has sufficient power capacity for the current operation and is capable of supplying any planned expansion.  Spare parts for mine equipment which are used on a regular basis are available from several suppliers capable and willing to provide spare parts on an “as needed” basis.  Belt structures and belts for mine advancement are readily available from several available local suppliers.  The elevated cost of steel has resulted in an elevated cost of several of the raw materials required to mine coal.  However, the Company has not experienced any substantial delays in the supply of such raw materials.

Operating Strategy

The Company’s operating strategy is to grow its coal business by developing and then expanding its coal producing capabilities by obtaining permits to open new mines on its existing leased properties.  The Company intends to submit approximately two to six new permit applications in 2006 to open new mines on its leased properties, which the Company intends to fund from operations and/or fund pursuant to the issuance of additional debt or equity, subject to the availability of funds from third party investors at rates which the Company deems favorable.  Additionally, the Company intends to sustain greater price certainty for its coal by entering into long-term sales contracts, which it defines as contracts with an initial term of one year or greater, for approximately 70% to 100% of its coal production.

Competition

Coal

The coal industry is intensely competitive.  There are numerous producers in the coal producing regions in which the Company operates.  The Company competes with several major and a number of smaller coal producers in the Central/Southern Appalachia region.  The Company also competes with producers of other fuels used in electricity generation, including nuclear, natural gas and hydroelectric producers.  The Company competes with other coal producers and producers of other fuels based on a delivered cost per heating value unit basis.  In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country, and transportation costs are major determinants of the price for which the Company’s coal can be sold.

Dependence on Major Customers

The Company anticipates coal production from two seams of coal by the end of 2006.  This coal will be produced from the Alma and Pond Creek coal seams.  During the course of 2006, the Company expects a majority of its coal production to be sold pursuant to its existing contracts with AEP.  The Company anticipates selling any coal not covered by existing contracts in the spot market.

The Company has committed to deliver more than 2 million tons to AEP pursuant to the two contracts currently in place.  This approximates to nine percent (9%) of the Company’s current recoverable tonnage and will represent nearly 100% of the production anticipated for 2006.  This dependence on one customer puts the Company at risk if AEP were to unexpectedly cancel or otherwise demand a change in the contract terms less favorable than the terms which currently exist.

Management is satisfied with the stability of its contracted customer and the current list of potential customers with whom it is negotiating.

Regulatory Matters

Federal, state and local authorities regulate the United States coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability.  The Mine Safety and Health Administration, or MSHA, is the U.S. Department of Labor agency responsible for the health and safety of miners.  The Office of Surface Mining, or OSM, is the Department of the Interior agency which governs the issuance of permits and is responsible for overseeing the reclamation, restoration and other environmental processes for the coal mining industry.

In addition, the industry is affected by significant legislation mandating certain benefits for current and retired coal miners.  Numerous federal, state and local governmental permits and approvals are required for mining operations.  The Company believes that it has obtained all permits currently required to conduct its present mining operations and is in compliance with all MSHA and OSM regulations pursuant to its operations.  The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed development for, or production of, coal may have on the environment.  These requirements could prove costly and time-consuming, and could delay commencing or continuing development or production operations.  Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the Company’s activities may be more closely regulated.  Such legislation and regulations, as well as future interpretations and more rigorous enforcement of existing laws, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

The Company endeavors to conduct its mining operations in compliance with all applicable federal, state and local laws and regulations.  However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry.  The majority of any such violations result from natural causes, such as heavy rainfall or diverse temperature conditions, that cause the physical changes to the land surface or water levels then resulting in excess sedimentation in streams or land slides.  None of the violations to date or the monetary penalties assessed upon the Company have been material.

Mine Safety and Health

Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969.  The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations.

In 2001, Kentucky made significant changes to its mining laws. A new independent agency, the Kentucky Mine Safety Review Commission, was created to assess penalties against anyone, including owners or part owners (defined as anyone owning one percent or more shares of publicly traded stock), whose intentional violations or order to violate mine safety laws place miners in imminent danger of serious injury or death. Mine safety training and compliance with state statutes and regulations related to coal mining is monitored by the Kentucky Office of Mine Safety and Licensing. The Commission can impose a penalty of up to $10,000 per violation, as well as suspension or revocation of the mine license.

Most of the states, including Kentucky, have state programs for mine safety and health regulation and enforcement.  Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of United States industry.  While regulation has a significant effect on the Company’s operating costs, its United States competitors are subject to the same degree of regulation.

Environmental Laws

The Company is subject to various federal, state and foreign environmental laws.  Some of these laws, discussed below, place many requirements on its coal mining operations.  Federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance.

Black Lung Legislation

Under the federal Black Lung Benefits Act (as amended) (the “Black Lung Act”), each coal mine operator is required to make black lung benefits or contribution payments to:

•

current and former coal miners totally disabled from black lung disease;

•

certain survivors of a miner who dies from black lung disease or pneumoconiosis; and

•

a trust fund for the payment of benefits and medical expenses to any claimant whose last mine employment was before January 1, 1970, or where a miner’s last coal employment was on or after January 1, 1970 and no responsible coal mine operator has been identified for claims, or where the responsible coal mine operator has defaulted on the payment of such benefits.

Federal black lung benefits rates are periodically adjusted according to the percentage increase of the federal pay rate.

In addition to the Black Lung Act, the Company is liable under various state statutes for black lung claims.  To a certain extent, the Company’s federal black lung liabilities are reduced by its state liabilities.

The United States Department of Labor issued a final rule, effective January 19, 2001, amending the regulations implementing the Black Lung Act. The amendments give greater weight to the opinion of the claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the black lung regulations could significantly increase the Company’s exposure to federal black lung benefits liabilities. Experience to date related to these changes is not sufficient to determine the impact of these changes. The National Mining Association challenged the amendments but the courts, to date, with minor exception, affirmed the rules. However, the decisions left many contested issues open for interpretation. Consequently, the Company anticipates increased litigation until the various federal District Courts have had an opportunity to rule on these issues.

In recent years, proposed legislation on black lung reform has been introduced in, but not enacted by, Congress and the Kentucky legislature. It is possible that legislation on black lung reform will be reintroduced for consideration by these legislative bodies. If any of the proposals that have been introduced is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, or in state or federal court rulings, may adversely affect the Company’s business, financial condition and results of operations.

Surface Mining Control and Reclamation Act

The SMCRA, which is administered by OSM, establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining.  Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM.  Where state regulatory agencies have adopted federal mining programs under the act, the state becomes the regulatory authority, as in Kentucky where the Company operates.

SMCRA permit provisions include requirements for coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation.

Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations.  The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced.  The proceeds are used to reclaim mine lands closed prior to 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund.  The fee, which partially expired on September 30, 2004, is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal.  Since that date, a fee is assessed each year to cover the expected health care benefit costs of the orphan beneficiaries.   The Company is current on all Abandoned Mine Land Fund payments.

SMCRA stipulates compliance with many other major environmental programs.  These programs include the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act (“RCRA”), Comprehensive Environmental Response, Compensation, and Liability Acts (“CERCLA”) superfund and employee right-to-know provisions.  Besides OSM, other Federal and State regulatory agencies are involved in monitoring or permitting specific aspects of mining operations.  The United States Environmental Protection Agency (“EPA”) is the lead agency for States or Tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA.  The United States Army Corps of Engineers (“COE”) regulates activities affecting navigable waters and the United States Bureau of Alcohol, Tobacco and Firearms (“ATF”) regulates the use of explosive blasting.

The Company does not believe there are any substantial matters that pose a risk to maintaining its existing mining permits or hinder its ability to acquire future mining permits.  It is the Company’s policy to comply with all requirements of the Surface Mining Control and Reclamation Act and the state laws and regulations governing mine reclamation.

Clean Air Act

The Clean Air Act, the Clean Air Act Amendments and the corresponding state laws that regulate the emissions of materials into the air, affect coal mining operations both directly and indirectly.  Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including future regulation of fine particulate matter measuring 10 micrometers in diameter or smaller.  The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled electricity generating plants.

Clean Water Act

The Clean Water Act of 1972 affects coal mining operations by establishing water quality standards and regulating alteration of surface water bodies.  Much of the responsibility for standard-setting, monitoring, and enforcement is delegated to state agencies, with federal oversight.  There are three major aspects in the standard-setting process.  First, the states establish use designations for all surface water bodies.  Second, scientifically-based water quality criteria (numeric or narrative) are established to be protective of the designated uses.  These criteria include total maximum daily load (“TMDL”) discharge standards which are monitored and enforced through the National Pollution Discharge Elimination System

(“NPDES”).  Water discharges from each mine operation are regulated within the NPDES process.  The third component is the anti-degradation standard, which establishes characteristics of “high quality streams”, and prohibits their degradation.  Standards for discharging water from mine sites to high quality streams are very stringent.  Upgrading stream designations to “high quality” in the areas in which coal mine operations are located can potentially result in increased water treatment costs that can increase both permitting costs and coal production costs.

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act (“RCRA”), which was enacted in 1976, affects coal mining operations by establishing requirements for the treatment, storage and disposal of hazardous waste.  Coal mine waste, such as overburden and coal cleaning waste, are exempted from hazardous waste management.

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous.  In a 1993 regulatory determination, the EPA addressed some high-volume, low- toxicity coal combustion wastes generated at electric utility and independent power producing facilities.  In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA.  The EPA is retaining the hazardous waste exemption for these wastes.  However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill.  The agency also concluded beneficial uses of these wastes, other than for mine filling, pose no significant risk and no additional national regulations are needed.  As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators.

Federal and State Superfund Statutes

Superfund and similar state laws affect coal mining and hard rock operations by creating a liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources.  Under Superfund, joint and several liabilities may be imposed on waste generators, site owners or operators and others regardless of fault.

Global Climate Change

The United States, Australia, and more than 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases such as carbon dioxide.  In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations.  Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012.  Although the United States did not ratify the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal.  According to the Energy Information Administration’s Emissions of Greenhouse Gases in the United States 2001, coal accounts for 32% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to lower carbon sources of fuel.  In March 2001, President Bush reiterated his opposition to the Kyoto Protocol and further stated that he did not believe that the government should impose mandatory carbon dioxide emission reductions on power plants.  In February 2002, President Bush announced a new approach to climate change, confirming the Administration’s opposition to the Kyoto Protocol and proposing voluntary actions to reduce the greenhouse gas intensity of the United States.

Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output.  The President’s climate change initiative calls for a reduction in greenhouse gas intensity over the next ten years, which is approximately equivalent to the reduction that has occurred over each of the past two decades.

Costs and effects of compliance with federal, state, local environmental laws

Underground mining is highly scrutinized and regulated by the state and federal government.  The Company is subject to comply with all state and federal requirements, many of which are outlined in the Code of Federal Regulations, Title 30, Volume 3, Parts 700 to end.  Some of these regulations can also be found in more detail at: http://www.access.gpo.gov/nara/cfr/waisidx_00/30cfrv3_00.html.  The Company anticipates that such costs will increase over the next fiscal year due to expanded operations.

Glossary of Terms

Ash.  The impurities consisting of iron, alumina and other incombustible matter contained in coal.  Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

British Thermal Unit or “Btu.”  A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

Clean Air Act Amendments.  A comprehensive set of amendments to the federal law governing the nation’s air quality adopted in 1990. The Clean Air Act was originally passed in 1970 to address significant air pollution problems in our cities. The 1990 amendments broadened and strengthened the original law to address specific problems such as acid deposition, urban smog, hazardous air pollutants and stratospheric ozone depletion.

Coal Seam.  Coal deposits occur in layers.  Each layer is called a “seam.”

Compliance Coal.  The coal having a sulfur dioxide content of 1.2 pounds or less per million Btu, as required by Phase II of the Clean Air Act.

Continuous Mining.  A form of underground, room-and-pillar mining that uses a continuous mining machine to cut coal from the seam and load it onto conveyors or into shuttle cars in a continuous operation.

Deep Mine.  An underground coal mine.

Fossil Fuel.  Fuel such as coal, petroleum or natural gas formed from the fossil remains of organic material.

Highwall Mining.  Highwall mining is a method of coal mining in which a continuous mining machine is driven by remote control into the seam exposed by previous open cut operations, or “highwall”, which was the result of surface mining operations.  A continuous haulage system carries the coal from the miner to an open-air installation for stockpiling and transport.  This process forms a series of parallel, unsupported drives.

Metallurgical Coal.  Various grades of coal suitable for carbonization to make coke for steel manufacture.  Also known as “met” coal, it possesses four important qualities: volatility, which affects coke yield; the level of impurities, which affects coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety.  Met coal has a particularly high Btu, but low ash content.

Overburden.  The Layers of earth and rock covering a coal seam.  In surface mining operations, overburden is removed prior to coal extraction.

Overburden Ratio/Stripping Ratio. The amount of overburden that must be removed compared to a given quantity of coal.  It is commonly expressed in cubic yards per ton of coal or as a ratio comparing the thickness of the overburden with the thickness of the coal bed.

Pillar.  An area of coal left to support the overlying strata in a mine.  Pillars are sometimes left permanently to support surface structures.

Reclamation.  A process of restoring land and the environment to an approved state following mining activities.  The process commonly includes “re-contouring” or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers.  Reclamation operations are usually underway before the mining of a particular site is completed.  Reclamation is closely regulated by both state and federal law.

Reserve.  That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

Roof.  A stratum of rock or other mineral above a coal seam or the overhead surface of an underground coal working place.  Same as “back” or “top.”

Room-and-Pillar Mining.  The most common method of underground mining in which the mine roof is supported mainly by coal pillars left at regular intervals. Rooms are placed where the coal is mined; pillars are areas of coal left between the rooms.  Room-and-pillar mining is done either by conventional or continuous mining.

Scrubber (flue gas desulfurization unit).  Any of several forms of chemical/physical devices which operate to neutralize sulfur compounds formed during coal combustion.  These devices combine the sulfur in gaseous emissions with other chemicals to form inert compounds, such as gypsum, that must then be removed for disposal.  Although effective in substantially reducing sulfur from combustion gases, scrubbers require about 6% to 7% of a power plant’s electrical output and thousands of gallons of water to operate.

Steam Coal.  Coal used by power plants and industrial steam boilers to produce electricity or process steam.  It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

Sub-Bituminous Coal.  A dull, black coal that ranks between lignite and bituminous coal.  Its moisture content is between 20% and 30% by weight, and its heat content ranges from 7,800 to 9,500 Btu per pound of coal.

Sulfur.  One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned.  Sulfur dioxide is produced as a gaseous by-product of coal combustion.

Sulfur Content.  Coal is commonly classified by its sulfur content due to the importance of sulfur in environmental regulations.  “Low sulfur” coal has a variety of definitions but typically is used as a classification for coal containing 1.0% or less sulfur.

Surface Mine. A coal mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil (see “Overburden”).  About 60% of total United States coal production comes from surface mines.

Ton.  A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is 2,240 pounds; a “metric” ton is approximately 2,205 pounds.  The short ton is the unit of measure referred to in this document.

Truck-and-Shovel Mining.  A form of mining where large shovels are used to remove overburden, which is used to backfill pits after the coal is removed.  Smaller shovels load coal in haul trucks for transportation to the preparation plant or rail loading facility.

Underground Mine.  Also known as a “deep” mine.  Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car or conveyor to the surface.  Most underground mines are located east of the Mississippi River and account for about 40% of annual United States coal production.

Employees

At December 31, 2005, the Company had 2 part-time and 38 full-time employees, of which 27 were engaged in direct mining operations, 3 in mining supervision, and 8 in management and general administration.  None of the Company’s employees are covered by a collective bargaining agreement.  The Company considers its relationship with its employees to be favorable.  The miners and supervisors are based in Warfield, Kentucky; the President, Chief Operating Officer and Controller are based in Betsy Layne, Kentucky and the Chief Financial Officer is based outside of Los Angeles, California.

Item 2.

Description of Properties

The Company’s current administrative office is located at 76 George Rd. Betsy Layne, KY 41605.  The space provided is adequate for the Company’s needs.  The office is leased for $2,000 per month plus utilities.  The cost of utilities averages approximately $300 per month.  Effective February 15, 2005, the Company entered into a one year lease for an office in Coral Springs, Florida, with an option to renew for one additional year.  Management determined that there was no need for an administrative office in Florida and closed this office on February 15, 2006.

Coal

The Company’s coal mining operations are conducted in the Eastern Kentucky Central Appalachian Mountain Range, in rock formation consisting primarily of shale, sandstone and blue slate.  Coal seams of economic significance on the leased properties include the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The Alma Seam is permitted and mine-ready.  The Pond Creek Seam which is accessed via three slopes from the Alma seam is permitted and mine-ready.  The Taylor Seam which will be mined via the underground method is currently in the permitting process.  The Coalburg, Richardson and Broas seams are all to be mined using the surface mining method and mining permits for these seams have not yet been submitted.

The Company’s Alma coal seam is scheduled to be mined by the continuous mining method using one Joy 14 CM-10 AA continuous miner, one Fletcher dual-head roof bolter and various other pieces of underground mining equipment normally used in this method of mining.  A significant amount of the current operating equipment has been refurbished or rebuilt and is in near new condition.

The Company accesses the Pond Creek coal seam via three slopes which are located within the Alma mine.  The Pond Creek coal seam is scheduled to be mined by the continuous mining method using one Joy 14 CM-10 AA continuous miner, one Fletcher dual-head roof bolter and various other pieces of underground mining equipment normally used in this method of mining.  Substantially all of the current operating equipment has been refurbished or rebuilt and is in near new condition.

The Martin County mining project is authorized under several lease agreements.  One of these agreements, which is referred to as the "Dempsey Lease", provides for the free and uninterrupted use and possession of, and rights-of-way into, upon, over, across, and through, the leased premises for the construction, operation, repair, maintenance, and reclamation of the mining operations, roads, haul ways, exploration sites, work and service areas, pollution control structures, telephone, water, electrical and other utility lines devices and structures, coal tipples, coal processing and storage areas, and all other machinery, devices, improvements, structures and appurtenances which at such points, and in such manners, by incidental in or for its exploration, development, mining, removal, processing, marketing, and /or shipping said leased coal and /or other coal.  The Dempsey Lease is for an initial period of thirty-six months and thereafter until the Company fails to mine the coal reserves, fails to pay the minimum royalty payments, or it chooses not to continue to mine the coal reserves, or until the coals reserves have been exhausted.  The Company has agreed to pay to the lessor the greater of a minimum of $12,000 annually or a royalty payment of six percent (6%) of the selling price but not less than $1.50 per ton mined and sold from any and all seams on the leased property.

The mining leases acquired pursuant to the Eastern Reverse Merger provides for the Company to access and to mine the Alma seam reserves, using underground methods, for an initial period of eighteen months and thereafter until the Company fails to mine the coal reserves, or it chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted.  This lease also gives the right to access and mine by whatever mining method necessary for the extraction of coal within all other seams “above drainage” on the leased property for an initial period of thirty-six months and thereafter until the Company fails to mine the coal reserves, or it chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted.  The surface lease allows the Company the right to mine the Alma coal seam reserves and all other seams "above drainage" as long as the Company begins to mine coal within three years of the signing of the lease and continues to actively pursue mining these coal reserves until these coal reserves have been exhausted.  The Company has agreed to pay to the lessor the greater of a minimum of $12,000 annually or a royalty payment of six percent (6%) of the selling price but not less than $1.50 per ton mined and sold from the Alma Seam and six percent (6%) of the selling price but not less than $1.85 per ton mined and sold from all other seams above drainage on the leased premises.  The Company is also obligated to pay to the lessor a surface wheelage royalty of $0.15 per ton mined and sold.

The Copley Lease provides for the free and uninterrupted use and possession of, and rights-of-way into, upon, over, across, and through, the leased premises for the construction, operation, repair, maintenance, and reclamation of the mining operations, roads, haul ways, exploration sites, work and service areas, pollution control structures, telephone, water, electrical and other utility lines devices and structures, coal tipples, coal processing and storage areas, and all other machinery, devices, improvements, structures and appurtenances which at such points, and in such manners, by incidental in or for its exploration, development, mining, removal, processing, marketing, and /or shipping said leased coal and /or other coal.  The Dempsey Lease is for an initial period of thirty-six months and thereafter until the Company fails to mine the coal reserves, fails to pay the minimum royalty payments, or it chooses not to continue to mine the coal reserves, or until the coals reserves have been exhausted.  The Company has agreed to pay to the lessor the greater of a minimum of $10,000 annually or a royalty payment of six percent (6%) of the selling price but not less than $1.50 per ton mined and sold from any and all seams on the leased property.

Consistent with industry practice, the Company conducted a limited investigation of title to the Company’s coal properties prior to leasing and the property owners provided title warranties.  Prior to initiating mining, title to lands and reserves of the lessors or grantors, and the boundaries of the Company’s leased properties are more completely verified.  The Company utilizes a registered professional surveyor to confirm the meets and bounds and also advertised the property and the proposed mining operation in the largest circulation newspaper in the county in which the property is located.

As of December 31, 2005, the Company had invested approximately $14,717,350 in leases, $55,800 for permits, and approximately $11,864,085 in property, plant and equipment associated with the mining of coal on the Martin County Property.

As of December 31, 2005, the Company planned to invest $8 million to $12 million additional funds to increase the production potential of the Martin County Property, subject to availability of such funds under terms which the Company feels are favorable to it.

Electric power for the current operations of the Company is supplied by American Electric Power. This power source is readily available and upgradeable when and as power demand increases.  In February 2006, the Company conducted a power upgrade on the Martin County Property.

All information provided in the table below represents current minerals under lease located on the Martin County Property.  All mineral tonnage is leased and none is owned by the Company.

Seam	Proven & Probable Tons in Place As of Dec. 31, 2005	Type	BTU Per lb. in place, including natural moisture	Sulfur Content	Average Recovery % Inc. Processing	Total Recoverable Tons
Pond Creek	5,400,000	Steam	11,800 to 13,200	less than 1.0	40%	2,160,000
Alma	14,600,000	Steam	11,300 to 12,500	greater than 1.5	45%	6,570,000
Taylor	5,220,300	Steam	12,200 to 13,600	less than 1.0	35%	1,827,105
Coalburg	13,105,855	Steam	11,800 to 13,200	greater than 1.0	48%	6,290,810
Richardson	941,000	Steam	11,800 to 13,200	less than 1.0	50%	470,500
Broas	3,437,250	Steam	11,800 to 13,200	less than 1.0	85%	2,921,663
Totals	42,704,405					20,240,078

The Company’s estimate of the economic recoverability of the Company’s leased tonnage is based upon a comparison of unassigned tonnage to assigned tonnage currently in production in the same geologic setting to determine an estimated mining cost.  These estimated mining costs are compared to existing market prices for the quality of coal expected to be mined and taking into consideration typical contractual sales agreements for the region and product.  Where possible, the Company also reviews production by competitors in similar mining areas.  Only tonnage expected to be mined economically and with an acceptable profit margin is included in the Company’s recoverable tonnage estimates.  Finally, the Company’s tonnage estimates include reductions for recoverability factors to estimate a saleable product.

The Company’s mineable tonnage estimates are calculated by third party consultants who have significant years of experience in evaluating coal tonnage.  Their reports are reviewed by Company employees with significant experience within the mining or engineering industry.  The latest independent review was performed by Summit Engineering Inc. in July 2005 and conveyed that the Company is in control of approximately 20.2 million recoverable coal tons.

The Company’s mining operations, including its coal washing facility and mining offices which are housed in mobile office trailers, are conducted on leased property located at 820 Hode Road, in Warfield, Martin County, Kentucky.  Access to this property is via Kentucky State Route 292 one half mile north of Warfield, KY.  The Company is not required to make standard month rent payments; rather it must make monthly royalty payments pursuant to the mining lease agreement as compensation to the lessor.

The Company engaged a surface mining operation located in Morgan County, KY.  The initial mining activity involved a small surface mining permit with the option of mining a large contiguous permit.  The Company, after exhausting the mineable coal available under the small permit and after extensive review of the coal covered under the large, contiguous permit, elected to conclude its mining activity in Morgan County.  The Company completed a majority of the required reclamation; and will complete the remaining required reclamation as weather permits.

Oil and Gas

The Company, through its wholly-owned subsidiary Consolidated Oil & Gas, Inc., acquired a lease on approximately 400 permitted acres in Morgan County, Kentucky for oil and gas production.  The Company acquired the lease from the mineral holder in exchange for a working interest of all future wells constructed on the leased area.  The Company also obtained an interest in an existing gas well that was on the 400 acre lease.  This first well placed in operation was developed with a funding partner, Cascade Corporate Services, LLC.  The partner owns 15% of the working interest in the well; a third party company from whom the lease was obtained owns 75% and the Company retained the balance.  The development of oil & gas assets is not part of the Company’s operating strategy and it does not plan on allocating any financial or human resources to further this business opportunity.  Revenues for the years ended December 31, 2005 and 2004 were extremely minimal and not material to the operations of the Company.

Item 3.

Legal Proceedings

Except as described below the Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of the Company’s business.  None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

In March 2006, the Company engaged outside Kentucky counsel to secure a temporary restraining order or take other legal means, the purpose of which is to restrict the Company’s stock transfer agent from allowing the transfer and/or sale of certain stock certificates which the Company believes may have been inappropriately issued.  The Company intends to fully explore the transactions and activity related to the certificates in question.  The Company, upon completing its investigation, will respond in accordance to its findings.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the year ended December 31, 2005.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is quoted on the Over The Counter Electronic Bulletin Board trading exchange (“OTCBB”) under the symbol “CEIW.”  Set forth below are the high and low bid prices for the Company's Common Stock for the last three fiscal years.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.  Although the Company's Common Stock is quoted on the OTCBB, it has traded sporadically with no significant volume.  Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended	High Bid	Low Bid
December 2005	$2.66	$1.10
September 2005	$3.05	$2.15
June 2005	$2.24	$2.16
March 2005	$3.27	$3.06

December 2004	$2.20	$1.40
September 2004	$2.30	$1.01
June 2004	$1.93	$1.20
March 2004	$2.05	$0.75

December 2003	$1.38	$0.68
September 2003	$1.89	$0.21
June 2003	$0.69	$0.13
March 2003	$0.40	$0.11

At March 13, 2006, the high and low price for the Company's Common Stock was $3.30 and $3.00, respectively.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Shareholders

At March 7, 2006, the Company had approximately 167 shareholders of record.

Dividends

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.  The payment of dividends, if any, in the future, rests within the discretion of the Company’s Board of Directors and will depend, among other things, upon the Company’s earnings, capital requirements and financial condition, as well as other relevant factors.  There are no restrictions in the Company’s Articles of Incorporation or Bylaws that restrict the Company from declaring dividends.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2005, the Company issued a total of 20,000 shares of its Common Stock for consulting services.  Subsequent to the end of the year, the Company has issued 3,152,128 shares of its Common Stock: 2,093,306 pursuant to the cashless exercise of warrants, and 1,058,822 in lieu of cash for interest due to holders of the September Bridge Loan.

The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read together with the Consolidated Financial Statements of Consolidated Energy, Inc. and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Consolidated Energy, Inc. for the fiscal years ended December 31, 2004 and 2005.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control..

Overview

Consolidated Energy, Inc. (the “Company”) engages principally in the business of mining coal in Eastern Kentucky.  The Company’s business focus is the operation of profitable coal mines conducted through its wholly-owned coal mining subsidiary, Eastern Consolidated Energy, Inc. (“Eastern”).

The Company was incorporated in Nevada on December 18, 1996, under the name Barbeque Capital Corp.  In early October 2002, the Company entered into an agreement and plan of reincorporation and merger with Consolidated Energy, Inc., a privately-held Wyoming corporation which was incorporated for the sole purpose of merging with Barbeque Capital Corp.  On October 4, 2002 the secretary of state Wyoming issued a certificate of merger acknowledging that Barbeque Capital Corp. (Nevada) had merged into Consolidated Energy Inc. (Wyoming), which became the surviving entity.  On October 14, 2002, the reincorporation was deemed effective and the Company affected a change in its domicile from Nevada to Wyoming and changed its name from Barbeque Capital Corp. to Consolidated Energy, Inc.  In August 2003, the Company entered the coal mining business by issuing 3,000,000 shares of its common stock in exchange for all of the issued and outstanding stock of Eastern Consolidated Energy, Inc., a privately-held Kentucky coal mining corporation (the “Eastern Reverse Merger”).

Eastern is a producer and marketer of Appalachian coal, which is supplied to domestic electric utilities.  Coal sales are made through the spot market and through long-term supply contracts.  Over the next 6-12 months, the Company expects all coal production to be sold solely through existing long-term contracts.  If no other long-term contracts are executed, the Company anticipates selling any coal not covered by the existing contracts in the spot market.

The Company has committed nearly 100% of its current anticipated overall run-rate to American Electric Power, Co. (“AEP”).  The Company has two contracts with AEP, one of which is a 36 month coal supply contract for 40,000 tons per month beginning March 2006.  The second contract is a 12-month contract for approximately 50,000 tons per month, with a 24-month option.  If AEP exercises its option on the second contract, the two contracts combined will account for nearly 100% of the Company’s production capacity over the next three years and account for approximately 15% of its current recoverable tonnage.  If AEP does not exercise its option on this second contract, AEP will account for approximately 70% of the Company’s production capacity for the first 12 months and approximately 9% of its current recoverable tonnage.

As part of Eastern Reverse Merger, the Company acquired the lease rights to mine approximately 8.8 million tons of proven and probable coal on the Alma coal seam and other seams above drainage in Martin County, Kentucky.  In December 2004, the Company issued 700,000 shares of its common stock, valued at approximately $1.1 million, to Eastern Land Development Company, Inc., a privately-held Kentucky corporation, which at the time of the transaction was a related party, and acquired the right to mine approximately 7.9 million tons of proven and probable coal located within the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams above and below drainage.  This lease is commonly referred to as the

“Copley Lease”.  In February 2005, the Company issued 2,500,000 additional shares of its common stock, valued at $4.9 million, to Eastern Land Development Company, Inc. and acquired the right to mine an additional approximately 26.0 million tons of proven and probable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  This lease is commonly referred to as the “Dempsey Heir Lease”.

The lease acquired pursuant to the Eastern Reverse Merger provides for the Company to access and to mine the Alma seam, using underground methods, for an initial period of eighteen months and thereafter until the Company fails to mine the coal reserves, or it chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted.  This lease also gives the right to access and mine by whatever mining method necessary for the extraction of coal all other seams “above drainage” on the leased property for an initial period of thirty-six months and thereafter until the Company fails to mine the coal reserves, or it chooses not to continue to mine the coal reserves, or until the coal reserves have been exhausted.  The surface lease allows the Company the right to mine the Alma coal seam reserves and all other seams "above drainage" as long as the Company begins to mine coal within three years of the signing of the lease and continues to actively pursue mining these coal reserves until these coal reserves have been exhausted.  The Copley Lease and the Dempsey Heir Lease are for an initial period of thirty-six months and thereafter until the Company fails to mine the coal reserves, fails to pay the minimum royalty payments, or it chooses not to continue to mine the coal reserves, or until the coals reserves have been exhausted.  The minimum royalty for the lease acquired pursuant to the Eastern Reverse Merger is $12,000 annually, the minimum royalty for the Copley Lease is $10,000 annually, and the minimum royalty for the Dempsey Heir Lease is $12,000 annually.  All of the mine seams are sometimes referred herein as the “Martin County Property”.

The Coalburg, Richardson, and Broas seams are best mined by surface mining methods whereas the Pond Creek, Taylor and Alma seams are best mined by underground methods.  Management expects production from the Alma and Pond Creek seams to commence in late March 2006.  Production from the other seams will be as follows - surface mine tonnage will commence as the permits are obtained and as the underground mining advances from under the surface reserves.  Production on the Coalburg, Taylor, Richardson, and Broas seams could commence as early as the first quarter 2007.

For the year ended December 31, 2005, substantially all of the Company’s revenues were derived from coal sales.

In June 2003, the Company entered into a definitive agreement with Saudi American Minerals, Inc., ("Saudi American") to acquire 100% ownership of Saudi American with an effective date to coincide with an effective date of a Form S-4 registration statement.  In connection with the Company’s January 13, 2006 private placement, the Company entered into an agreement with Saudi American whereby, among other things: (i) the parties terminated the agreement to acquire 100% ownership of Saudi American; and (ii) the Company agreed to pay $750,000 cash and issue 3,000,000 shares of common stock to Saudi American in exchange for the assignment by Saudi American of a 25% interest in its patented clean coal technology (Patent No. 6,447,559) including any subsequent improvements thereto. The recent termination of the original agreement to acquire Saudi American allows the Company to focus on the Company’s core coal business. The new purchase agreement allows the Company to share in 25% of any and all revenues associated with the clean coal technology. The Company is not obligated to invest any additional time or money in development or promotional costs of the clean coal technology.  The Company compensated Saudi American for terminating the original agreement by extending to Saudi American, in its sole discretion, the exclusive right to terminate and declare null and void the alternative agreement until the Company makes the required stock and cash payments.  The Company is required to pay Saudi American $750,000 cash no later than July 31, 2007 and the Company must issue 3 million shares of common stock to Saudi American within 20 days after the Company increases its authorized shares of common stock from 50 million to 100 million, which the Company plans to present for shareholder vote during the second quarter 2006.

Coal Operations

The Company’s coal mining operations are conducted in the Eastern Kentucky Central Appalachian Mountain Range, in rock formation consisting primarily of shale, sandstone and blue slate.  Coal seams of economic significance on the leased properties include the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The Alma Seam is permitted and mine-ready.  The Pond Creek Seam which is accessed via three slopes from the Alma seam is permitted and mine-ready.  The Taylor Seam which will be mined via the underground method is currently in the permitting process.  The Coalburg, Richardson and Broas seams are all to be mined using the surface mining method and mining permits for these seams have not yet been submitted.

The Pond Creek mine development, which began in late February 2005, involved a ventilation development plan and a slope development plan.  The ventilation development plan called for increasing the height of the existing Alma mine intake and return air entries along with the connecting corridors.  The planned increase was from approximately 40 inches in height to approximately 108 inches in height.  This increase in height was scheduled for 1100 feet in both corridors and the connecting corridors. Management initially estimated that the overall plan would require 90 days to complete.

However, in late April 2005, the ventilation development crew, while developing the ventilation improvement plan, encountered a geological fault after completing approximately 1000 feet of both the fresh and return air corridors.  The condition threatened the ongoing useful life of the Alma mine.  Management decided in early May 2005 that it was imperative that the Company mitigate the negative affects of the geological fault in order to secure the coal reserves contained in the Alma coal seam.  As a result of the ventilation development changes, management redesigned the actual slope portion of the project to allow the slopes to be relocated approximately 100 feet away from the geological fault.  The slope construction portion of the project was re-engaged and in February, 2006 the three slopes had been advanced to the Pond Creek coal seam.  The cost of the corrective action was approximately $3.5 million.

In the third week of July 2005, a more detailed review of the existing Alma seam was conducted by the Mine Safety and Health Administration.  As a result of the review, it was strongly recommended that the Company re-secure approximately 9,600 feet of roof in a portion of the mine that had been mined by a previous mine owner/operator.  Management immediately directed a full time crew with the appropriate equipment to address the concerns offered by the regulatory agency.  This project is still ongoing and is expected to be completed by the end of the first quarter of 2006 at an estimated cost of approximately $2 million.

The wash plant construction project was initiated in mid March 2005.  The initial plan provided for a certain location and equipment type.  However, during the rework of the Pond Creek project, management negotiated to have a significant amount of Alma coal washed by third parties.  Management sought to have this product washed in order to verify the earlier laboratory reports.  Information obtained during this process indicated that the Company could potentially realize greater profits from the washed coal if some adjustments were made to the initial wash plant plans.  In early June 2005, management determined to change the design, final location, and overall size of the proposed wash plant to accommodate this new information.  As a result of these changes, the overall budgeted cost of the wash plant was increased by approximately 12.5% (from $4 million to $4.5 million) and completion has been delayed.  The Company expects to begin processing coal through the wash plant in late March, 2006.

The events described above have caused delays and increased costs significantly.  As a result, management, in January 2006, obtained additional financing in order to (1) sustain operations and (2) complete mine development and construction of the coal washing plant – See Liquidity and Capital Resources below.

In addition to the increased costs, the delay in full scale production has caused the Company to miss the Company’s delivery deadlines for supplying coal pursuant to the two contracts the Company signed with AEP.  The first contract called for 36 months of delivery of 40,000 tons of coal per month to Kentucky Power Company.  This contract has been amended to allow the Company to begin shipping under this contract in March 2006.  The second contract called for delivery of approximately 50,000 tons per month beginning in July 2005 through December 2005 and 50,000 tons per month from January 2006 through June 2006 to Ohio Valley Electric Corporation's Kyger Creek Plant in Cheshire, Ohio.  On this second contract, the Company arranged for an unrelated third party, New River Energy, LLC to supply and deliver up to 40,000 tons of coal per month as an alternative supplier through December 2005.  The supply agreement with New River Energy, LLC is oral.  For this alternative supply, the Company agreed to pay New River Energy, LLC up to $2 per ton of delivered coal, payable in stock or cash at the Company’s option.  New River Energy, LLC began supplying coal pursuant to this oral agreement to the Kyger Creek Plant in July 2005 and has shipped approximately 138,000 tons through the end of December 2005.  The Company is scheduled to begin supplying this second contract with coal mined from the Alma coal seam as early as April, 2006.

As of December 31, 2005, the Company had invested approximately $14,717,350 in leases, $55,800 for permits, and approximately $11,864,085 in property, plant and equipment associated with the mining of coal on the Martin County Property.

As of December 31, 2005, the Company planned to invest $8 million to $12 million additional funds to increase the production potential of the Martin County Property, subject to availability of such funds under terms which the Company feels are favorable to it.

All information provided in the table below represents current minerals under lease located on the Martin County Property.  All mineral tonnage is leased and none is owned by the Company.

Seam	Proven & Probable Tons in Place As of Dec. 31, 2005	Type	BTU Per lb. in place, including natural moisture	Sulfur Content	Average Recovery % Inc. Processing	Total Recoverable Tons
Pond Creek	5,400,000	Steam	11,800 to 13,200	less than 1.0	40%	2,160,000
Alma	14,600,000	Steam	11,300 to 12,500	greater than 1.5	45%	6,570,000
Taylor	5,220,300	Steam	12,200 to 13,600	less than 1.0	35%	1,827,105
Coalburg	13,105,855	Steam	11,800 to 13,200	greater than 1.0	48%	6,290,810
Richardson	941,000	Steam	11,800 to 13,200	less than 1.0	50%	470,500
Broas	3,437,250	Steam	11,800 to 13,200	less than 1.0	85%	2,921,663
Totals	42,704,405					20,240,078

The Company’s estimate of the economic recoverability of the Company’s leased tonnage is based upon a comparison of unassigned tonnage to assigned tonnage currently in production in the same geologic setting to determine an estimated mining cost.  These estimated mining costs are compared to existing market prices for the quality of coal expected to be mined and taking into consideration typical contractual sales agreements for the region and product.  Where possible, the Company also reviews production by competitors in similar mining areas.  Only tonnage expected to be mined economically and with an acceptable profit margin is included in the Company’s tonnage estimates.  Finally, the Company’s tonnage estimates include reductions for recoverability factors to estimate a saleable product.

The Company’s mineable tonnage estimates are calculated by third party consultants who have significant years of experience in evaluating coal tonnage.  Their reports are reviewed by Company employees with significant experience within the mining or engineering industry.  The latest independent review was performed by Summit Engineering Inc. in July 2005 and conveyed that the Company is in control of approximately 20.2 million recoverable coal tons.

The Company is current on all permit obligations.  The underground permit for the Alma and Pond Creek coal seams were issued February 2, 2006 and are scheduled to expire on November 6, 2009.  This permit includes the coal washing facility and approximately one year of refuse disposal.  As a general rule, the Company will need to perform periodic maintenance to remain in compliance with this permit.  The large refuse disposal permit will require a Nation Wide 21 (404) valley fill permit which will be obtained from the U.S. Corp of Engineers.  This permit is currently pending and once approved will be for a 15 year period.  The Taylor seam is in the permitting process and is expected to be available for issue by the third quarter 2006, depending on the review process.

The Company is currently out-sourcing all of the required engineering and permitting services.  The Company is providing oversight on this process.

Coal Sales Contracts

During 2003 and most of 2004, the Company began developing the Alma seam.  In September 2004, the Company entered into a long-term coal supply contract with AEP.  This contact provides that the Company will supply AEP with 40,000 tons of coal per month for 36 months at a selling price of $51.00 per ton.  The initial ship date associated with this contract was amended to commence shipping in March 2006.  The coal quality required to satisfy the AEP contract and which the Company has under an active permit, is contained in the Pond Creek coal seam.  The Pond Creek seam is located approximately 95 feet below the Alma seam.  During the calendar fourth quarter 2004, the Company decided to obtain financing necessary to allow it to fully access the Pond Creek coal seam and to fund the ancillary equipment necessary to mine, prepare and satisfy the AEP coal supply order.

In June 2005, the Company entered into a 12 month coal sales contract with Ohio Valley Electric Cooperative, a subsidiary of AEP (“Ohio Valley”).  This agreement calls for the Company to ship 50,000 to 60,000 short tons of coal per month coal beginning in July 2005.  The Company satisfied this coal supply contract during 2005 and during January, 2006 by purchasing coal mined by others and delivery this coal to AEP.  The Company is scheduled to supply the balance of this contract with coal mined from the Company’s Alma coal production beginning as early as April 2006.

The Company is behind in delivering coal pursuant to both of its contract with AEP.  However, by mutual agreement, both contracts have been extended and the Company expects to begin delivering coal pursuant to the first AEP contract by the end of March 2006, and pursuant to the second contract to Ohio Valley by mid August 2006.

Saudi American Minerals, Inc.

In June 2003, the Company entered into a definitive agreement with Saudi American Minerals, Inc., ("Saudi American") to acquire 100% ownership of Saudi American in exchange for 13,770,000 shares of the Company’s common stock with an effective date to coincide with an effective date of a Form S-4 registration statement.  In connection with the Company’s January 13, 2006 private placement, the Company entered into an agreement with Saudi American whereby, among other things: (i) the parties terminated the agreement to acquire 100% ownership of Saudi American; and (ii) the Company agreed to pay $750,000 cash and issue 3,000,000 shares of common stock to Saudi American in exchange for the assignment by Saudi American of a 25% interest in its patented clean coal technology (Patent No. 6,447,559) including any subsequent improvements thereto. The recent termination of the original agreement to acquire Saudi American allows the Company to focus on the Company’s core coal business. The new purchase agreement allows the Company to share in 25% of any and all revenues associated with the clean coal technology. The Company is not obligated to invest any additional time or money in development or promotional costs of the clean coal technology.  The Company compensated Saudi American for terminating the original agreement by extending to Saudi American, in its sole discretion, the exclusive right to terminate and declare null and void the alternative agreement until the Company makes the required stock and cash payments.  The Company is required to pay Saudi American $750,000 cash no later than July 31, 2007 and the Company must issue 3 million shares of common stock to Saudi American within 20 days after the Company increases its authorized shares of common stock from 50 million to 100 million, which the Company plans to present for shareholder vote during the second quarter 2006.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to computing depreciation, depletion, amortization, accretion, reclamation liability, asset impairment, valuation of non-cash transactions, and recovery of receivables.  Estimates are then based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s use of estimates, however, is limited, as it has adequate time to process and record actual results from operations.

The Company believes its most critical accounting policies include revenue recognition, the corresponding accounts receivable and the methods of estimating depletion and reclamation expense of actual mining operations in relation to estimated total mineable tonnage on its leased properties.  The Company believes the following accounting policies affect its more significant judgments and estimates used in preparation of the consolidated financial statements.

Revenue Recognition.  Under SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

Mined Coal.  In the case of mined coal which is sold, the Company negotiates a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment.  The Company recognizes revenue from sales made pursuant to these contracts at the time of delivery.

Accounts Receivable.  Accounts receivable balances are evaluated on a continual basis and allowances, if any, are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required.  Allowance adjustments, if any, are charged to operations in the period in which the facts that give rise to the adjustments become known.  To date, the Company has not had any customer whose payment was considered past due, and as such, has not recorded any reserves for doubtful collectibility.

Asset Retirement Obligation.  The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan.  Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines.  Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting For Asset Retirement Obligations”.  The Company records its reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the Office of Surface Mining when the Company posts a predetermined amount of reclamation bonds prior to commencing mining operations.  The Office of Surface Mining’s estimates of disturbed acreage are determined based on approved mining plans and related engineering data.  Cost estimates are based upon estimates approved by OSM based on historical costs.  In accordance with SFAS No. 143, the Company determines the fair value of its asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for the Company’s credit standing.

On at least an annual basis, the Company reviews its entire reclamation liability and makes necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience.  At December 31, 2005, the Company had recorded asset retirement obligation liabilities of approximately $34,630.  While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2005, the Company estimates that the aggregate undiscounted cost of final mine closure is approximately $60,000.

Beneficial Conversion Feature of Debt and Preferred Stock.   In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognizes the value of conversion rights attached to convertible debt and equity instruments.  These rights give the instrument holder the immediate ability to convert debt or preferred equity into common stock at a price per share that is less than the trading price of the common stock to the public.  The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest or preferred stock and is recorded as a discount to the related debt or constructive dividend to preferred stockholders and an addition to additional paid-in capital.  The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

Recent Accounting Pronouncements

See Note #2 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

Revenues were down for the twelve month period ended December 31, 2005 compared to the prior year period because management suspended mining operations in February 2005 and began slope construction and other preparations to mine an additional coal seam in the Company’s Martin County Property. Mining operations resumed on a limited basis in June 2005 to allow management to make several mining and coal quality evaluations and assessments.  Currently, all mining operations have been suspended or reduced to mine development until such time as the wash facility is completed and ready to process coal.  The implications and significance of suspending operations in February included diminished revenues and increased expenses.  Slope construction is complete and the Pond Creek seam is currently being developed.  Coal from the Pond Creek seam is scheduled to ship to AEP by the end of March 2006.  Roof rehabilitation in the Alma seam is progressing as manpower is available.  The Company has substantially completed the construction of a coal washing plant at the Martin County Property in order to further enhance the quality and sales value of the mined coal. The Company expects to begin washing coal in late March 2006.  The Alma seam is scheduled to engage two production shifts per day as soon as the Alma roof rehabilitation project and the Martin County washing facility is complete and ready to process coal.  Management anticipates that production from the Alma and Pond Creek coal seams should be sufficient to allow the

Company to earn a profit from operations.

For the year ended December 31, 2005, the Company had revenues of $2,052,748. Costs and expenses totaled $9,798,241 for a net loss of $7,745,493, or $0.56 per share.  For the year ended December 31, 2004, the Company had revenues of $2,746,983. Costs and expenses totaled $9,160,883 for net loss of $6,413,900 or $0.67 per share.  The approximate $700,000 decrease in revenue for the year ended December 31, 2005 compared to the year ended December 31, 2004 was attributable to the reduction in coal production as a result of the Company’s decision to suspend mining operations as it sought to raise additional funds, and once funds were raised, to spend such funds on the construction of mine ventilation and slopes from the Alma seam to the Pond Creek seam, as well as commence construction of a wash plant.

For the year ended December 31, 2005, the cost of revenue was approximately $3.27 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $1.08 million, and direct costs paid to third party vendors whose goods and services were directly used in producing coal inventory, which primarily included coal purchases of approximately $403,000, coal washing costs of approximately $55,000, equipment leases and maintenance expenses of $11,500, transportation costs of approximately $200,000, and royalties and taxes of approximately $360,000.   For the year ended December 31, 2004, the cost of revenue was approximately $3.73 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $1.40 million, and direct costs paid to third party vendors whose goods and services were directly used in producing coal inventory, which primarily included equipment leases and maintenance expenses of approximately $111,000, transportation costs of approximately $270,000, and royalties and taxes of approximately $704,000.

Operating expenses for the year ended December 31, 2005 were $3,105,265 compared to operating expense of $4,205,518 for the year ended December 31, 2004.  This approximately $1.1 million decrease was mainly attributable to an approximately $2.66 million decrease in consulting fees from $3,134,800 in 2004 to $476,559 in 2005, and an approximately $390,000 decrease in legal and professional fees from $448,086 in 2004 to 56,435 in 2005.  These operating expense decreases were mainly offset by an approximate $1.13 million increase in salaries and related expenses as the Company transitioned from using consultants to full time and part time employees to handle the Company’s business.

Restatement of December 31, 2004 Balances

During the year ended December 31, 2004 the Company issued 700,000 shares of its common stock to certain controlling shareholders for the Copley coal lease.  The 700,000 shares of stock were valued and originally booked at par value of $700 which approximated the cost basis of the Copley lease in the hands of the controlling shareholders.  In 2005, the Company amended its financial statements to record the 700,000 shares of stock at fair market value of $1,085,000 which represents the closing quoted market value of its stock on the date of acquisition.

The following sets forth the balance sheet item affected by these changes:

	As		As
	Reported	Restatement	Restated
	12/31/2004	Adjustment	12/31/2004

Coal Leases, Net of Amortization	$ 98,157	$ 1,084,300	$ 1,182,457

Additional Paid-in-Capital	$ 3,686,035	$ 1,084,300	$ 4,770,335

Liquidity and Capital Resources

As of December 31, 2005, the Company had cash and cash equivalents of approximately $1,000.  As of December 31, 2005, the Company had negative working capital of approximately $13.56 million.  The Company expects a significant use of cash during calendar 2006 as it continues to expand its coal mining operations.  The Company anticipates that its current cash reserves plus cash expected to generate from operations will not be sufficient to fund its operational expenditures for the first four months of 2006, yet the Company expects to be cash flow positive from operations commencing in the second quarter of 2006.  The Company anticipates the need to acquire additional assets and/or mining operations, and may be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on the Company’s spending program.  In March 2006, the Company entered into a Memorandum of Understanding for a Line of Credit with Community Trust Bank, Inc., Pikeville, KY pursuant to which the Company may borrow 80% of its accounts receivable, up to $5 million.  The Company will be required to make monthly payments of interest-only, calculated by multiplying the then principal balance outstanding by an interest rate determined to be the Prime Rate plus 1%.  Approval from all of the Company’s outstanding note holders is required prior to this Line being implemented.  The Company expects to receive such approval.

To date, the Company has funded operations through the issuance of notes payable and convertible debentures.  The Company also issued stock for services in lieu of cash.  In September and November 2005, the Company obtained $1.8 million bridge loan.  This allowed the Company to continue operating through the middle of January 2006.  Subsequently, the Company was able to secure additional financing with terms agreeable to the Bridge Note holders which transferred the bridge note into the additional funding, the material terms of which are described above in the section titled Recent Developments.  The Company’s management believes the Company now has enough cash to continue operations through the end of March 2006 with no other influx of cash.  Once into production, the Company is scheduled to generate adequate cash flow from coal sales.  As described above, the Company suspended coal production until completion of the wash plant, which the Company anticipates completing by the end of March 2006.  Once the wash plant is complete, the Company plans to implement coal production in the Alma and Pond Creek seams and commence delivering coal pursuant to its sales contract with AEP.  Once this occurs the Company expects to generate cash through its receivables leveraging agreement described above.

The Company has not established revenues sufficient to cover the Company’s operating costs, and, accordingly, the report of the Company’s auditor at December 31, 2005 contains a statement that there is substantial doubt about its ability to continue as a going concern.  At this filing date, the Company believes it has sufficient capital to complete mine development, complete the wash plant, and upgrade the equipment necessary to substantially increase the production capability of the Alma seam, however, the Company is seeking additional financing to maintain operations until the planned production is fully implemented. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to the Company’s stockholders.  If such financings are not available when required or are not available on acceptable terms, the Company may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.  If such funding is received and the Company successfully completes the planned increase in production, management believes the Company will have adequate resources for operations for the next twelve months. If such funding is not received, the Company may be forced to suspend or cease operations.

Cash Flows

The Company currently satisfies its working capital requirements through cash flows generated from the sale of notes payable and convertible debentures.  For the twelve months ended December 31, 2005 the Company had a net decrease in cash of approximately $3,300.  Cash flows from operating, financing and investing activities for the twelve months ended December 31, 2004 and December 31, 2005 are summarized in the following table:

Activity	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2005

Operating activities	$ (883,164)	$ (2,488,532)
Investing activities:	(1,075,132)	(12,377,183)
Financing activities	1,956,372	14,862,354
Net increase (decrease) in cash	$ (1,924)	$ (3,361)

Operating Activities

The net cash used in operating activities of approximately $2,488,532 during the twelve months ended December 31, 2005 was primarily the result of the net loss of approximately $7.75 million and increases in cash overdrafts of approximately $377,000 and prepaid and other assets of approximately $82,000 as the Company continued its development stage, partially offset by an increase in accounts payable and accrued liabilities of approximately $4.63 million and non-cash expenses of approximately $1.02 million.  The non-cash expenses recorded during the period primarily included approximately $685,000 for depreciation and amortization and $270,000 of non-cash consulting and compensation expenses related to the issuance of common stock for services rendered.

The net cash used in operating activities of approximately $883,000 during the twelve months ended December 31, 2004 was primarily the result of the net loss of approximately $6.41 million partially offset by an increase in accounts payable and accrued liabilities of approximately $3.09 million and non-cash expenses of approximately $2.00 million, of which $485,000 was the non-cash interest expense recorded related to the beneficial conversion feature of the convertible debentures, $265,000 for depreciation and amortization, and $1.25 million of non-cash consulting and compensation expenses related to the issuance of common stock for services rendered.

Investing Activities

Approximately $12.48 million of the cash used in investing activities during the twelve months ended December 31, 2005 was due primarily to the purchase of approximately $4.86 million of property, plant and equipment, and $7.58 million pursuant to the capitalization of lease costs.  To the extent that the Company makes additional asset acquisitions in 2006 similar to its investing activities in 2005, the Company will need to raise additional cash from outside sources.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to the Company’s stockholders.  If such financings are not available when required or are not available on acceptable terms, the Company may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

For the twelve months ended December 31, 2004, $1.07 million of cash used in investing activities resulted primarily from purchase of equipment.

Financing Activities

On January 11, 2005, the Company closed a financing transaction for $2,500,000 in bridge financing to be used exclusively for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company’s Martin County Property. The financing consisted of a senior secured promissory note for the face amount of $2,500,000 with an interest rate of 9% per annum and a payment date (principal and interest) of March 31, 2005. Gryphon Master Fund, LP and GSSF Master Fund, LP, both Bermuda limited partnerships, are collectively the payees on the note.  The note was repaid with the proceeds from the Company’s February 2005 financing.

In consideration for the above note, the Company paid a commitment fee of $50,000 to the Gryphon Master Fund and GSSF Master Fund and a flat fee of $10,000 as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the note, all deducted from the proceeds of funding the note.  As additional consideration, the Company issued to Gryphon Master Fund and GSSF Master Fund a warrant for the purchase of an aggregate of 514,706 shares of the Company’s common stock at an exercise price of $1.70 per share, exercisable for five years.  The warrant also contains so-called "piggyback" registration provisions under which the warrant holder may request that the shares underlying the warrant be included in a registration with respect to an offering of the Company’s securities.

In addition to the above bridge note fees and warrants, the Company paid Stonegate Securities, Inc., a Texas corporation, which the Company refers to as Stonegate, a placement agent fee for a total of $200,000 cash and issued warrants for the purchase of an aggregate of 51,470 shares of the Company’s common stock on the same terms as the warrants issued to Gryphon Master Fund and GSSF Master Fund.  The warrant issuances were in the form of a warrant issued to Scott R. Griffith and a warrant issued to Jesse B. Shelmire IV, each for the purchase of 25,735 shares.  The cash paid and warrants issued were per the terms of a non-exclusive Placement Agency Agreement between the Company and Stonegate.

On February 24, 2005, the Company entered into a financing transaction for aggregate gross proceeds of $7,000,000, with additional investment rights of up to an additional $7,000,000, such financing to be used for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company’s Warfield Mine.  The financing is in the form of 6% senior secured convertible notes for an aggregate total face amount of $7,000,000 and a term of three years.  The 6% senior secured notes may be converted to common stock at a conversion price of $1.70 per share.  Holders of such notes are Gryphon Master Fund, L.P., GSSF Master Fund, LP, Lonestar Partners, L.P., WS Opportunity International Fund, Ltd., WS Opportunity Fund (QP), L.P., WS Opportunity Fund, L.P., Renaissance US Growth Investment Trust PLC, and BFS US Special Opportunities Trust PLC.  As additional consideration, the Company issued to each of such holders warrants for the purchase of an aggregate of 2,058,824 shares of the Company’s common stock at an exercise price of $1.70 per share, exercisable for five years.  The conversion price of such notes, and the exercise price of such warrants, are subject to certain normal and customary anti-dilution adjustment provisions and also include a one-time reset date provision with a floor price of $1.00 per share.

In February 2005, simultaneous with the closing of the Company’s 6% senior secured convertible note offering, the Company used approximately $2,527,000 of the proceeds of the above offering to repay the January 2005 bridge loan (principal and interest) from Gryphon Master Fund and GSSF Master Fund.  The Company also paid a flat fee of $30,000 to Gryphon Master Fund and GSSF Master Fund as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the 6% senior secured convertible notes and related investment documents. In addition to the above fees related to the issuance of the 6% senior secured convertible notes, the Company paid Stonegate a total of $340,000 cash and issued warrants for the purchase of an aggregate of 617,647 shares of the Company’s common stock on the same terms as the Warrants issued to the Holders above.

During March 2005, two investors in the Company’s February 2005 private placement exercised their additional investment rights for an aggregate of $750,000 in 6% senior secured convertible notes that may be convertible into 441,176 shares of the Company’s common stock at an exercise price of $1.70 upon the occurrence of certain events.  In connection with the additional investment, the Company issued warrants for the purchase of 44,116 shares of the Company’s common stock at an exercise price of $1.70 to the placement agent.  In April 2005, Stonegate exercised all of the 713,223 warrants issued through a cashless exercise provision in exchange for the issuance of 485,850 shares of the Company’s common stock.  During June 2005, seven investors exercised their additional investment rights for an aggregate of $6,000,000 in 6% senior secured convertible notes that may be convertible into 3,529,411 shares of the Company’s common stock at an exercise price of $1.70 upon the occurrence of certain events.  In July, placement agent warrants issued to Stonegate for the purchase of 352,994 shares issued in connection with the exercise of the additional investment rights were exercised pursuant to cashless exercise provisions for the issuance of 166,290 shares.

In connection with the above transaction, the Company executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of the Company’s assets and properties ("Collateral" as defined in the Security Agreement).  Each of the Company’s subsidiaries has also executed a Guaranty for the Company’s obligations under the Notes.

The proceeds received from the financing described above were budgeted to allow the Company to:

 - access the Pond Creek coal seam at Warfield;

 - acquire the equipment necessary to mine the Pond Creek seam;

 - prepare to construct a coal washing facility at Warfield; and

 - begin engineering and permitting of other coal seams at Warfield.

A portion of the proceeds received from the transaction were used to provide working capital and materials necessary to construct three slopes and the ancillary ventilation necessary to allow the Company to access the Pond Creek coal seam.  This construction project was originally scheduled to be near completion by the end of the third quarter 2005.  The schedule to complete this project was adjusted for the end of January 2006.  The slope construction project did conclude in February, 2006, and the Company experienced additional costs related to equipment repairs and additional costs associated with the substantial time required to handle the thousands of cubic yards of material associated with a geological fault encounter.

A portion of the net proceeds were used to prepare the site and to secure the equipment associated with the planned coal washing facility.  The wash plant construction project was initiated in mid March 2005. The initial plan provided for a certain location and equipment type.  However, during the rework of the Pond Creek project, management was able to negotiate to have a significant amount of Alma coal washed by third parties.  Management sought to have this product washed in order to verify the laboratory reports obtained earlier.  Information obtained during this process indicated that the Company could potentially realize greater profits from the washed coal if some adjustments were made to the initial wash plant plans.  In early June 2005, management determined to change the design, final location, and overall size of the proposed wash plant to accommodate this new information.  As a result of these changes, the overall budgeted cost of the wash plant was increased by approximately 12.5% (from $4 million to $4.5 million) and completion was delayed.  The wash plant is scheduled to be operational by late March 2006.

A portion of the proceeds received from the financing transaction was used to secure the equipment which will be used to mine the Alma and Pond Creek coal seams. A number of pieces of equipment are on site and in position ready to mine coal.

On October 27, 2005, the Company borrowed $329,190 from Community Trust Bank, Pikeville, KY to purchase mining equipment.  The note had a maturity date of January 27, 2006 and an annual interest rate of the Prime Rate plus one percent (1%), calculated on the basis of an assumed 360-day year for the actual number of days elapsed.  The note plus all accrued interest was paid in full on January 20, 2006.

Recent Financing Developments

6% Senior Secured Convertible Notes

On July 1, 2005, the Company failed to pay interest as required pursuant the terms of certain 6% senior secured convertible notes and Additional Investment Rights first executed on February 24, 2005 for an aggregate total face amount of $13,750,000 (the “6% Notes”), and thereby caused a default under the terms of the notes.  The holders of the 6% Notes are Gryphon Master Fund, L.P. and GSSF Master Fund, LP, Lonestar Partners, L.P., WS Opportunity International Fund, Ltd., WS Opportunity Fund (QP), L.P., WS Opportunity Fund, L.P., Renaissance US Growth Investment Trust PLC, and BFS US Special Opportunities Trust PLC.

Subsequently, and in order to secure additional financing for continuing operations, on September 23, 2005, the Company executed a promissory note (the "September Bridge Note") payable to Cordillera Fund L.P. for an aggregate principal amount of up to $1,500,000.  On November 24, 2005 the existing September Bridge Note holders and the Company agreed to increase the amount of debt by $300,000 to a total of $1,800,000.  The September Bridge Note was subsequently cancelled on January 13, 2006 and exchanged for an investment in the Company’s 8% senior secured convertible notes and warrants. See below for a description of the material terms of this transaction.

In connection with the September Bridge Note, the Company entered into a Consent and Waiver with the holders of the 6% Notes, whereby they consented to the September Bridge Note transactions and waived, until resolution of the September Bridge Note transactions, the application of any of the provisions of the 6% Notes and related transaction documents.  The Company also entered into a Subordination Agreement in connection with the September Bridge Note, whereby Cordillera Fund L.P. agreed to subordinate the September Bridge Note to the prior payment in full in cash of the 6% Notes.  In addition, the holders of the 6% Notes entered into a Bridge Forbearance with the Company whereby they agreed to forebear from exercising any of their rights or remedies under the 6% Notes and the related securities purchase agreement, security agreement and any other related transaction documents for a period of ten business days.

On October 6, 2005, the holders of the 6% Notes signed an extension to the Bridge Forbearance until the earliest to occur of the following: (i) November 18, 2005, (ii) the expiration and termination of the September Bridge Note, or (iii) the completion by the Company of a new financing.  As described below, on January 13, 2006, the 6% Note holders signed another forbearance agreement pursuant to which, among other things, they agreed to waive the Company’s prior defaults on the 6% Notes.

January 13, 2006 Private Placement

On January 13, 2006, the Company sold approximately $6.24 million principal amount of 8% senior secured convertible notes due June 30, 2008 to 18 accredited investors (the “8% Notes”).  In connection with the sale of the 8% Notes, the Company issued investors warrants to purchase an aggregate of approximately 3.3 million shares of common stock, calculated as 50% of each investor’s subscription amount divided by $0.90.  Of the $6.24 million principal amount of 8% Notes, the Company received gross proceeds of $3.4 million.  The remaining approximate $2.84 million principal amount was paid by investors as follows: (a) $1.8 million was paid by the cancellation of the September Bridge Notes; (b) $102,000 represents a management fee owed to the lead investor, Gryphon Master Fund, L.P.; (c) $586,000 represents interest accrued on the Company’s 6% Notes and pursuant to certain Additional Investment Rights sold February 24, 2005, and $352,000 as placement agent fees.

The 8% Notes have a final maturity date of June 30, 2008, accrue interest at the rate of 8% per annum, are secured by all of the Company’s properties and assets and the properties and assets of each of the Company’s subsidiaries, and are guaranteed by each of the Company’s subsidiaries.  The 8% Notes rank pari passu with the Company’s outstanding 6% Notes.  Interest may be paid either in cash or with shares of common stock in the Company’s sole discretion.  Holders of the 8% Notes have the right to convert the outstanding principal amount into shares of the Company’s common stock from time to time based on a conversion price of $0.90, subject to adjustment.  Beginning July 1, 2006, on the first day of each month the Company is required to redeem 1/24th of the outstanding principal of the 8% Notes (the “Monthly Redemption Amount”).  If the transaction is registered on an effective registration statement and certain other conditions are satisfied, the Company may pay the Monthly Redemption Amount with shares of common stock based on a conversion price equal to the lesser of (a) the then conversion price and (b) 80% of the daily volume weighted average price of the common stock for the 10 consecutive trading days prior to the applicable monthly redemption date.  In the event the Company’s annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million, the conversion price of the 8% Notes will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006.  In addition, if the Company issues or commits to issue or distribute new securities at a price per share less than the current market price or the current conversion price, then the conversion price will be adjusted to reflect such lower price.  The conversion price is also subject to adjustment for stock dividends, stock splits, stock combinations and similar dilutive transactions.

The warrants issued in connection with the 8% Notes have an exercise price of $0.90 per share and are exercisable until January 14, 2011.  Holders may exercise the warrants on a cashless basis after the first anniversary of the initial issuance date and then only in the event that a registration statement covering the resale of the warrant shares is not then effective.  In the event the Company’s annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million, the exercise price of the warrants will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006.  In addition, if the Company issues or commits to issue or distribute new securities at a price per share less than the current market price or the current exercise price, then the exercise price will be adjusted to reflect such lower price.  The exercise price is also subject to adjustment for stock dividends, stock splits, stock combinations and similar dilutive transactions.

The investors have agreed to restrict their ability to convert the 8% Notes and exercise the warrants such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The Company agreed to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the 6% Notes and the 8% Notes and related warrants on or before February 12, 2006 and cause such registration statement to be declared effective no later than May 31, 2006.  The Company has filed such registration statement on Form SB-2 but has not yet been informed by the SEC regarding its effectiveness.

Forbearance Agreement

On January 13, 2006, the Company entered into a forbearance agreement with the holders of the Company’s 6% Notes.  In connection with the January 13, 2006 private placement described above, holders of the 6% Notes waived certain events of default (the “Existing Defaults”) by the Company including: (a) the Company’s failure to pay accrued but unpaid interest on the 6% Notes when due; (2) the Company’s failure to comply with certain negative and financial covenants of the securities purchase agreement dated February 22, 2005; (3) the Company’s failure to comply with certain registration requirements of the registration rights agreement dated February 24, 2005; and (4) the Company’s failure to comply with certain other provisions of the 6% Notes, the February 22, 2005 securities purchase agreement and the February 24, 2005 registration rights agreement to the extent that completion of the January 13, 2006 private placement may cause any processing delay of the Company’s prior registration statement (SEC File No. 333-127261) with the SEC.

In connection with the forbearance agreement, the Company agreed to release and discharge each of the parties thereto and each of their affiliates from any and all claims that the Company has or ever had against such parties through January 13, 2006.  Solely for the purpose of completing the January 13, 2006 private placement, the parties waived the anti-dilution provisions of the 6% Notes and the related warrants, any existing rights associated with Additional Investment Rights and the right to liquidated damages and other remedies under the February 24, 2005 registration rights agreement.  The parties also agreed to forbear from enforcing certain remedies as a result of the Existing Defaults through December 30, 2005.

Pursuant to the terms of the forbearance agreement, the following substantive amendments were made to the February 22, 2005 securities purchase agreement; the 6% Notes, the related warrants and the February 24, 2005 registration rights agreement:

•

The minimum EBITDA financial covenants required by the February 22, 2005 securities purchase agreement through March 31, 2006 were deleted;

•

The maximum capital expenditures required by the February 22, 2005 securities purchase agreement were deleted in their entirety;

•

The minimum cash level requirements of the February 22, 2005 securities purchase agreement through June 30, 3006 were deleted;

•

The minimum cash level requirement of the February 22, 2005 securities purchase agreement for the period from July 1, 2006 through September 30, 2006 was changed from $2 million to $1 million;

•

The definition of “Conversion Price” in the 6% Notes and “Exercise Price” in the related warrants was changed from $1.70 to $0.90;

•

The interest requirement of the 6% Notes was changed to require interest payments beginning July 1, 2006;

•

A provision was added to the 6% Notes and the related warrants requiring an adjustment to the conversion price and exercise price in the event the Company’s annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million.  In such event, the conversion price and exercise price will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006;

•

A provision was added to the 6% Notes and the related warrants requiring an adjustment to the conversion price and exercise price in the event the Company issue or commits to issue or distribute new securities at a price per share less than the current conversion or exercise price;

•

The “Events of Default” provision of the 6% Notes was amended replacing the event of default for failure to have an effective registration statement within 270 days of the closing date with an event of default for failure to have an effective registration statement within 270 days of the closing date for the January 13, 2006 private placement;

•

An event of default was added to the 6% Notes for a breach of any of the Company’s representations, warranties or covenants contained in any agreement or document executed in connection with the January 13, 2006 private placement; and

•

The required filing date and earliest required effectiveness date of the February 24, 2005 registration rights agreement was changed to February 12, 2006 and May 31, 2006, respectively.

Notwithstanding the availability of Rule 144, each investor agreed not to sell, offer or otherwise transfer any shares of the Company’s common stock beneficially owned by them until the earlier of: (a) May

31, 2006 or (b) the date the required registration statement is declared effective by the SEC.

The parties also entered into an amended and restated security agreement reflecting the pari passu nature of the 6% Notes with the 8% Notes.

In lieu of cash payment of accrued but unpaid interest due pursuant to the 6% Notes, the Company issued holders notes and warrants pursuant to the terms of the January 13, 2006 private placement.

In addition, the Company issued non-convertible promissory notes to holders of the 6% Notes in the aggregate principal amount of $2,640,000 which represents liquidated damages which had accrued and is payable pursuant to the February 24, 2005 registration rights agreement.  The promissory notes bear interest at the rate of 3% per annum, compounded annually.  The full amount of principal and interest is due on June 30, 2008.  The Company’s obligations pursuant to the promissory notes are secured by all of the Company’s properties and assets and the properties and assets of each of the Company’s subsidiaries pari passu with the 6% Notes and 8% Notes.

As additional incentive to enter into the forbearance agreement, the Company issued to all 6% Note holders additional warrants to purchase an aggregate of 5,580,065 shares of common stock calculated pursuant to the following formula: X = [(Y/$0.90) * (0.50 – Z)], where: X = the number of shares of common stock underlying the warrant certificate; Y = the stated aggregate principal amount of all 6% Notes; and Z = the number of shares of common stock underlying all warrants previously issued to such party in connection with the 6% Notes.  The additional warrants issued have identical terms to the warrants sold by the Company pursuant to the January 13, 2006 private placement.

Other Agreements Executed in Connection with the January 13, 2006 Private Placement

Also in connection with the January 13, 2006 private placement:

(a) the Company secured a directors and officers liability insurance policy which provides $10,000,000 of total coverage;

(b) each of the Company’s then-current officers and directors entered into an agreement to vote all shares of common stock owned by them to increase the Company’s authorized shares of common stock from 50 million shares to 100 million shares;

(c) each of the Company’s then-current officers and directors entered into an agreement to vote for Timothy M. Stobaugh, Robert Chmiel, Jesse Shelmire and Scott Griffith as additional directors and for a fifth additional director designated by Gryphon Master Fund, L.P. within 60 days of closing;

(d) each of the Company’s officers and directors entered into lock-up agreements agreeing not to offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock or other of the Company’s equity securities for the period ending on January 13, 2007;

(e) the Company’s subsidiary, Eastern Consolidated Energy, Inc., entered into an agreement with Kentucky Energy Consultants, Inc. whereby Kentucky Energy Consultants, Inc. agreed to: (i) change its coal sales commission to 2.5% of the gross sales price received by Eastern Consolidated Energy, Inc. on any purchase orders and/or contracts on either spot or contract arrangements, and (ii) forfeit its coal sales commission of 2.5% of gross revenues less trucking costs until such time that the Company reaches $20 million in aggregate EBITDA production;

(f) the Company’s subsidiary, Eastern Consolidated Energy, Inc., entered into an agreement with New River Energy Sales Company, Inc. whereby, among other things, New River Energy Sales Company,

Inc. agreed to reduce its coal sales commission from 5% to 2.5% of gross coal sales until such time that the Company reach $20 million in aggregate EBITDA production;

(g) together with the Company’s subsidiary CEI Holdings, Inc., the Company entered into an agreement with Saudi American Minerals, Inc. whereby, among other things: (i) the parties terminated that certain Agreement and Plan of Acquisition and Merger dated May 30, 2003 and all subsequent amendments to such agreement; and (ii) the Company agreed to pay $750,000 cash and issue 3,000,000 shares of common stock to Saudi American Minerals, Inc. in exchange for the assignment by Saudi American Minerals, Inc. of a 25% interest in its patented clean coal technology (Patent No. 6,447,559) including any subsequent improvements thereto; and

(h) the Company entered into a consulting agreement with RC Financial Group, LLC, pursuant to which Robert Chmiel was retained as a non-exclusive financial advisor for a term of 24 months in exchange for the following compensation: (i) $17,500 each month from January 1, 2006 through June 30, 2006; (ii) $12,500 each month thereafter; and (iii) issuance of a warrant to purchase 150,000 shares of common stock with an exercise price of $0.90 per share and an expiration date of December 31, 2011.

Issuance of Stock

In February 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development Company, Inc. and acquired the right to mine an additional approximately 26.0 million tons of proven and probable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The acquisition was booked at $4,875,000, the fair market value of the stock on the date issued.

Off-Balance Sheet Arrangements

At December 31, 2005 and December 31, 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payment due by period
		Less than	1 to 3	3 to 5	After 5
	Total	1 year	years	years	Years
Notes payable	$ 15,988,756	$ 2,176,381	$13,812,375	$ -	$ -
Convertible Debentures	707,959	707,959	-	-	-
Operating leases	125,298	65,803	59,495	-	-
Capital leases	1,295,322	1,295,322	-	-	-
Employment obligations	850,968	850,968	-	-	-
Total contractual obligations	$ 18,968,303	$ 5,096,433	$13,871,870	$ -	$ -

The Company’s notes payable at December 31, 2005 consisted of the following

Promissory Notes	Amount Due at December 31, 2005

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $1.70 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $1.70 per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured note dated September 23, 2005; interest rate of 15% or 1,058,822 shares of the Company’s common stock, at the election of the lender. Principal and interest are due upon the earliest of January 15, 2006, the first Business Day following Maker's receipt of $2,500,000 or more in proceeds from its issuance or sale of any promissory note, capital stock, or other security of an nature, or the occurrence of an Event of Default.	1,800,000
Ninety day Bank Note Dated October 27, 2005; Interest rate – Prime rate + 1%	329,190
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	16,026
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	31,037
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	31,397
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	31,106
TOTAL PROMISSORY NOTES	$ 15,988,756
Less: debt discount	(2,710,357)
Less: current portion of notes payable	(2,172,191)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 11,106,208

The Company rents mining equipment pursuant to an operating lease agreement, and made lease payments totaling $61,692 during the twelve months ended December 31, 2005.

Subsequent to December 31, 2005, the Company borrowed an additional $6,239,932, of which $3,400,000 was net cash to the Company to complete the development of the Martin County Property.  The $1,800,000 bridge note dated September 23, 2005 was converted into the same security issued to investors of this $6.24 million financing.  Accrued Interest of $586,932 was paid to existing note holders, $352,000 was paid in placement agent fees and $102,000 to the lead Investor, Gryphon Master Fund, L.P. as a management fee.  This note is pari passu with the Company’s outstanding 6% senior secured convertible notes Dated January 14, 2005 and June 30, 2005.  The note bears an interest rate of 8% and is payable monthly beginning July 1, 2006 and every month thereafter for 31 months.  The Company also borrowed an incremental $2,640,000 in order to pay liquidated damages in connection with the terms and conditions of the 6% senior secured convertible notes dated February 14, and June 30, 2005.  The interest rate is 8% and both principal and interest are due 36 months from the effective date of the note.

Cautionary Statements and Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties.  Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below.  In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

Risks Related To Our Business

Our mining operations are relatively new and we have no extensive history of operating coal mines.

Our mining operations began in September 2003 when we acquired our current mining operation in Kentucky.  Since that time, we have had nominal production and development operations.  Since inception of our current business in September 2003 through December 31, 2005 we have had only $5,449,336 in revenue.  Accordingly, our success is dependent on our ability to manage further mine development, increase production levels and achieve profitable sales with the resources we have available or can secure. In addition, we will have to adjust our planning to changing conditions in the highly competitive coal industry. None of these requirements for success can be demonstrated by our performance to date and there is no assurance we will be able to accomplish them in order to sustain the company’s operations.

Our financial status creates substantial doubt whether we will continue as a going concern.  If we do not continue as a going concern, investors will lose their entire investment.

We have suffered recurring losses from operations and we have limited capital resources.  We reported net losses totaling $7,745,493, and $6,413,900 for the fiscal years ended December 31, 2005 and 2004, respectively.  Because of these factors, the accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates realization of assets and the liquidation of liabilities in the normal course of business.  There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.  If adequate working capital is not available we will be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

At December 31, 2004, our management and auditors had identified significant deficiencies in our internal controls that, in aggregate, constituted a material weakness in the design and operation of our internal controls which, if not properly remediated could result in material misstatements in our financial statements in future periods.

Our independent auditors, Killman, Murrell & Company, P.C. issued a letter to the audit committee of our board of directors and our management in which they identified certain matters that they considered to constitute a material weakness in the design and operation of our internal controls as of December 31, 2004. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

•

During the year ended December 31, 2004, a bank account was maintained by an individual who is not an officer, employee or director.  The transactions for this account were not properly reflected on our books and records.  We have since revised our banking practices to ensure that the books and records will be properly maintained to reflect all transactions in a timely fashion.  All bank accounts are now properly maintained by an officer, employee or director of the Company.

•

During the year ended December 31, 2004, equipment purchases were made by an individual who is not an officer, employee or director, without prior approval by an officer or the board of directors.  We have since revised our authorization procedures to require prior approval of purchases by an authorized officer up to $5,000, and by the board of directors above that amount.  Such purchases will be supported by documentation from the vendor.

•

Since inception, we have issued common stock for services rendered to us.  The valuation of this stock had been inconsistent and not necessarily related to the stock's market price.  We have henceforth valued such issuances based on the listed closing price of the stock on the date we agreed to issue such stock without any discount or adjustment.

•

We have received cash advances from individuals based on future promises to repay the cash advances based on coal mined from our Warfield lease.  We recorded these advances as loans (notes payable) instead of the sale of mineral interests.  Henceforth, we will review any such transactions in detail to ascertain the appropriate accounting treatment.

Despite the material weaknesses identified, our principal executive and financial officers believe that there are no material inaccuracies or omissions of material facts necessary to make the statements included in this report not misleading in light of the circumstances under which they are made.  To overcome the material weaknesses, our principal executive and financial officers directed our internal accounting staff to provide additional substantive accounting information and data to our auditors in conjunction with their audit of the consolidated financial statements for the years ended December 31, 2005 and December 31, 2004.

We are in the process of addressing each of the above material weaknesses and we intend to remediate these weaknesses through enhanced supervisory review and improvements in our internal accounting processes and procedures.  If we are not able to adequately address the material weaknesses in our internal controls, it is possible that a material misstatement of our annual or interim financial statements will not be prevented or detected.  Any failure in preventing or detecting a material misstatement of our annual or interim financial results could have a material adverse effect on our stock price and on our results of operations.

We have a significant amount of debt, which limits our flexibility and imposes restrictions on us.  We were in default of interest payments on our outstanding 6% senior secured convertible notes from July 1, 2005 through January 13, 2006.  While the note holders waived the prior defaults, if we default again on any of our outstanding senior secured convertible notes, the note holders will be able to take immediate possession of all of our assets.

As of December 31, 2005, we had current liabilities totaling $13,637,447 and long-term liabilities totaling $11,298,378.  We also have significant lease and royalty obligations.  On July 1, 2005, we failed to pay interest as required pursuant the terms of certain 6% senior secured convertible notes executed on February 24, 2005 for an aggregate total face amount of $7,000,000, and thereby caused a default under the terms of such notes.  As a result of the event of default, the holders of the notes could have declared the entire outstanding principal amount immediately due and payable along with any interest accrued thereon.  On September 23, 2005, we entered into a Consent and Waiver Agreement with the 6% note holders, pursuant to which they consented to a $1.5 million bridge note financing and waived the application of default provision under the 6% Notes for a period of ten business days.  The waiver was extended to November 18, 2005.  On January 13, 2006, the 6% note holders waived the prior defaults in connection with a private placement of 8% senior secured convertible notes.  If we default again, the note holders will have the right to take immediate possession of all of our assets. Based on past experience with the current lenders, our management believes additional waivers will be granted by the lenders, if necessary.

Our profitability may be adversely affected by the status of our long-term coal supply contracts.

We intend to sell a substantial portion of our coal under a long-term coal supply agreement, which is a contract with a term greater than 12 months.  The prices for coal shipped under these contracts may be below the current market price for similar-type coal at any given time.  Due to the substantial volume of our potential sales that are subject to these long-term agreements, we may have less coal available with which to capitalize on higher coal prices if and when they arise.  In addition, because long-term contracts typically allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts.  Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons.  In addition, the absence of price adjustment provisions in such contracts makes make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.

We have shut down mining operations at our Warfield Mine and we will not be able to generate any revenue from such mine until mining operations recommence.

In January 2005, we suspended production at our Warfield Mine to construct three slopes and the ancillary ventilation necessary to allow us to access the Pond Creek coal seam.  As a result, there has been minimal production at the mine since February 2005.  We plan to restart production when the coal washing facility is completed which we estimate will be late March 2006.  If we are not able to commence mining operations at our Warfield Mine when expected, it could have a material adverse effect on our results of operations, and greatly reduce our ability to continue as a going concern.

A small number of customers account for a significant portion of our revenue and if we are unable to maintain our current customer base or attract a new customer base, we will be required to curtail or cease operations.

For the year ended December 31, 2005, all of our sales were to three customers: Eastern Consolidated Mining accounted for 8% of total coal sales, American Electric Power accounted for 31% of coal sales and New River Energy accounted for 61% of coal sales.  We have a 36 month contract for coal sales to, American Electric Power for 40,000 tons per month beginning March, 2006.  We have an additional 12 month contract with American Electric Power, with a 24 month option for 50,000 tons per month.  If American Electric Power exercises its option on this contract, the two contracts combined will account for nearly 100% of our production capacity over the next three years and account for approximately 15% of our current recoverable reserves.  If American Electric Power does not exercise its option on this contract, American Electric Power will account for approximately 70% of our production capacity for the first 12 months and approximately 9% of our current recoverable reserves.  We intend to discuss the extension of existing agreements or entering into new long-term agreements with American Electric Power and other customers, but the negotiations may not be successful, and those other customers may not agree to purchase coal from us. If American Electric Power were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, and we were unable to secure agreements with other customers, we will be required to curtail or cease operations.

Our profitability may fluctuate due to unanticipated mine operating conditions and other factors that are not within our control.

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability.  We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on our operating results.  During January 2006 16 men died in four coal mining accidents in West Virginia.  As a result, West Virginia’s Governor ordered a halt in coal mining until safety checks could be conducted.  If a similar significant accident was to occur at our mines or other mines in Kentucky, such an accident would cause a minimum of 30 days of delayed production.  A prolonged disruption of production at our mines would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

•

continued high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

•

expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements;

•

disruption or increases in the cost of transportation services;

•

changes in laws or regulations, including permitting requirements;

•

litigation;

•

work stoppages or other labor difficulties;

•

mine worker vacation schedules and related maintenance activities; and

•

changes in coal market and general economic conditions.

Decreases in our profitability as a result of the factors described above could adversely impact our quarterly or annual results materially.

Agreements to which we are a party contain limitations on our ability to manage our operations exclusively and impose significant potential indemnification obligations on us.

In order to obtain financing to develop and expand operations at our Warfield Mine, we have agreed to limit certain capital expenditures and maintain certain cash reserves subject to anticipated operating revenues and other benchmarks.

Risks Relating to Our Industry

The demand for and pricing of our coal is greatly influenced by consumption patterns of the domestic electric generation industry, and any reduction in the demand for our coal by this industry may cause our profitability to decline.

Demand for our coal and the prices that we may obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 92% of domestic coal consumption in recent years.  These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity, which is significantly dependent upon general economic conditions, summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of coal, alternative fuels such as natural gas, oil and nuclear and alternative energy sources such as hydroelectric power.  Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances in order to meet Clean Air Act requirements.  Any reduction in the demand for our coal by the domestic electric generation industry would result in a decline in our revenues and profit, which could be material.

Extensive environmental laws and regulations affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales to decline.

The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal.  Such regulations, which can take a variety of forms, may reduce demand for coal as a fuel source because they may require significant emissions control expenditures for coal-fired power plants to attain applicable ambient air quality standards, which may lead these generators to switch to other fuels that generate less of these emissions and may also reduce future demand for the construction of coal-fired power plants.  The U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act.  We supply coal to some of the currently affected utilities, and it is possible that other customers of ours will be sued.  These lawsuits could require the utilities to pay penalties, install pollution control equipment or undertake other emission reduction measures, any of which could adversely impact their demand for our coal, and require that we find alternative customers.  If we could not find alternative customers, our revenues will be significantly impaired and we could be forced to reduce operations.

A regional haze program initiated by the EPA to protect and to improve visibility at and around national parks, national wilderness areas and international parks restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions.

The Clean Air Act also imposes standards on sources of hazardous air pollutants.  For example, the EPA has announced that it would regulate hazardous air pollutants from coal-fired power plants.  Under the Clean Air Act, coal-fired power plants will be required to control hazardous air pollution emissions by no later than 2009, which likely will require significant new investment in controls by power plant operators.  These standards and future standards could adversely affect our business by decreasing demand for coal.

Other proposed initiatives, such as the Bush administration's announced Clear Skies Initiative, may also have an adverse effect upon coal operations.  As proposed, this initiative is designed to further reduce emissions of sulfur dioxide, nitrogen oxides and mercury from power plants.  Other so-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress.  If such initiatives are enacted into law, power plant operators could choose other fuel sources to meet their requirements, reducing the demand for coal and lowering our revenues.

Because our industry is highly regulated, our ability to conduct mining operations is restricted and our profitability may decline.

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as: employee health and safety; permitting and licensing requirements regarding environmental and safety matters; air quality standards; water quality standards; plant and wildlife and wetland protection; blasting operations; the management and disposal of hazardous and non-hazardous materials generated by mining operations; the storage of petroleum products and other hazardous substances; reclamation and restoration of properties after mining operations are completed; discharge of materials into the environment, including air emissions and wastewater discharge; surface subsidence from underground mining; and the effects of mining operations on groundwater quality and availability.

Extensive regulation of these matters could have a significant effect on our costs of production and competitive position.  Further regulations, legislation or orders may also cause our sales or profitability to decline by hindering our ability to continue our mining operations, by increasing our costs or by causing coal to become a less attractive fuel source.

Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with coal mining, some of which have significant bonding requirements.  Regulatory authorities exercise considerable discretion in the timing of permit issuance.  Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.  Accordingly, the permits we need for our mining operations may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining operations or to do so profitably.

We may not be able to obtain or renew surety bonds on acceptable terms.

Federal and state laws require us to obtain surety bonds to guaranty performance or payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other miscellaneous obligations.  Many of these bonds are renewable on a yearly basis.  It may be increasingly difficult for us to secure new surety bonds or retain existing bonds without the posting of collateral, which could limit our available working capital.  In addition, the market terms of such bonds have generally become more unfavorable.  For example, it may become increasingly difficult to obtain adequate coverage limits, and surety bonds increasingly contain additional cancellation provisions in favor of the surety.

Mining in Central Appalachia is complex and involves extensive regulatory constraints.

The geological characteristics of Central Appalachia coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine.  As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines.  In addition, as compared to mines in other coal producing regions, permitting and licensing and other environmental and regulatory requirements are more costly and time-consuming to satisfy.  These factors could materially adversely affect the mining operations and cost structures of, and customers' ability to use coal produced by, operators in Central Appalachia, including us.

Intense competition and excess industry capacity in the coal producing regions in which we operate has adversely affected mining revenues and profitability in past years and may again do so in the future.

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal producing regions in which we operate.  We compete with a large number of coal producers in the markets that we serve.  Additionally, we are subject to the continuing risk of reduced profitability as a result of excess industry capacity and weak power demand by the industrial sector of the economy, which affected many of our competitors in the years prior to our commencement of operations.  If economic conditions change substantially from the current relatively high demand and low available supply levels, it could require us to reduce the rate of coal production from planned levels which will reduce our revenues.

Deregulation of the electric utility industry may cause our customers to be more price-sensitive in purchasing coal, which could cause our profitability to decline.

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers.  To the extent utility deregulation causes our customers to be more cost-sensitive, deregulation may reduce our profit margins and accordingly have a negative effect on our profitability.

Because our profitability is substantially dependent on the availability of an adequate supply of coal reserves that can be mined at competitive costs, the unavailability of these types of reserves would cause our profitability to decline.

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs.  Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines.  If we do not accurately assess the geological characteristics of any reserves that we acquire, we may not be able to mine such properties at competitive costs, which would decrease our margins.  Exhaustion of reserves at existing mines would have a similar adverse effect on our operating results.

Disruption in, or increased costs of, transportation services could adversely affect our profitability.

The coal industry depends on rail, barge and trucking transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal.  Disruptions of these transportation services could temporarily impair our ability to supply coal to our customers and thus reduce our revenues.  In addition, increases in transportation costs associated with our coal, or increases in our transportation costs relative to transportation costs for coal produced by our competitors or of other fuels, could adversely affect our business and profitability by reducing our margins and causing us to lose customers to such competitors.

We face numerous uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or decreased profitability.

We base our reserve information on geological data assembled and analyzed by our staff and outside consultants, which includes various engineers and geologists.  The reserve estimates are periodically updated to reflect production of coal from the reserves and new drilling or other data received.  There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond our control.  Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or which may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning coal prices, operating costs, severance and excise tax, development costs and reclamation costs, all of which may vary considerably from actual results.

For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially.  Actual coal tonnage recovered from identified reserve areas or properties may vary materially from estimates, which could significantly increase our costs and reduce revenues.

Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.

We conduct our mining operations on properties that we lease.  The loss of any lease would cause us to lose revenue related to our ability to mine the associated reserves.  Because title to most of our leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine some of our reserves has in the past, and may again in the future, be lost if defects in title or boundaries exist.  In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we have had to, and may in the future have to, incur unanticipated costs.  In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

Acquisitions that we may undertake would involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

We continually seek to expand our operations and coal reserves through acquisitions of businesses and assets, including leases of coal reserves.  Acquisition transactions involve various inherent risks, such as:

•

uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

•

the potential loss of key personnel of an acquired business;

•

the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•

problems that could arise from the integration of the acquired business;

•

unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

•

unexpected development costs that adversely affect our profitability.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.

Risks Related to Our Common Stock

There is a limited market for our common stock which makes it difficult for investors to engage in transactions in our securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CEIW.OB".  There is a limited trading market for our common stock.  If public trading of our common stock does not increase, a liquid markets will not develop for our common stock.  The potential effects of this include difficulties for the holders of our common stock to sell our common stock at prices they find attractive.  If liquidity in the market for our common stock does not increase, investors in our business may never realize a profit on their investment.

Our stock price is volatile which may make it difficult for investors to sell our securities for a profit.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•

technological innovations or new products and services by us or our competitors;

•

additions or departures of key personnel;

•

sales of our common stock

•

our ability to integrate operations, technology, products and services;

•

our ability to execute our business plan;

•

operating results below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in our financial results.

Because we have a limited operating history with little revenues to date, you may consider any one of these factors to be material.  Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is deemed a “penny stock” under the rules of the SEC, which makes transactions in our stock cumbersome.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act.  The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities.  Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities.  Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate

We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter that may result in unexpected reductions in revenue and stock price volatility.

Factors that may influence our quarterly operating results include:

?

the worldwide demand for coal;

?

the price of coal;

?

the supply of coal and other competitive factors;

?

the costs to mine and transport coal;

?

the ability to obtain new mining permits;

?

the costs of reclamation of previously mined properties; and

?

industry competition.

Due to these factors, it is possible that in some quarters our operating results may be below our shareholders’ expectations and those of public market analysts.  If this occurs, the price of our common stock would likely be adversely affected.

Our stock price may decrease, which could adversely affect our business and cause our shareholders to suffer significant losses.

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

?

the failure of our quarterly operating results to meet expectations of investors or securities analysts;

?

adverse developments in the financial markets, the coal and energy industries and the worldwide or regional economies;

?

interest rates;

?

changes in accounting principles;

?

sales of common stock by existing security holders;

?

announcements of key developments by our competitors; and

?

the reaction of markets and securities analysts to announcements and developments involving our Company.

Item 7.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Consolidated Energy, Inc.

Betsy Layne, KY

We have audited the accompanying consolidated balance sheets of Consolidated Energy, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Energy, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 9 to the financial statements, certain errors resulting in an understatement of previously reported investment in coal leases and additional paid-in capital as of December 31, 2004, were discovered by management of the Company during the current year.  Accordingly, the amounts recorded in the 2004 financial statements for coal leases and additional paid-in capital have been restated to correct the error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.

March 29, 2006

Houston, Texas

CONSOLIDATED ENERGY, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2005	2004
ASSETS		(Restated)
CURRENT ASSETS
Cash	$ 1,031	$ 4,392
Accounts Receivable	1,754	-
Accounts Receivable – Other	71,417	75,000
Prepaid Expenses	7,754	400
TOTAL CURRENT ASSETS	81,956	79,792

BUILDING, EQUIPMENT AND COAL LEASES
Building and Equipment, Net of $791,027 and $246,306 Depreciation at December 31, 2005 and 2004 respectively	11,073,058	1,515,677
Coal Leases, Net of $17,829 and $15,000 Amortization at December 31, 2005 and 2004 respectively	14,717,350	1,182,457
TOTAL BUILDING, EQUIPMENT AND COAL LEASES, NET	25,790,408	2,698,134

OTHER ASSETS
Restricted Cash	70,800	49,900
Prepaid Royalty	70,857	11,666
Other Assets	55,800	32,500
TOTAL OTHER ASSETS	197,457	94,066
TOTAL ASSETS	$ 26,069,821	$ 2,871,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Cash Overdrafts	$ 23,532	$ 400,623
Accounts Payable	1,453,350	426,427
Accrued Liabilities	6,917,796	2,550,574
Royalties Payable	476,638	369,374
Notes Payable	2,172,191	182,737
Convertible Debentures	707,959	588,010
Current Portion of Capital Lease	1,295,322	-
Payable to Related Parties	590,659	1,220,245
TOTAL CURRENT LIABILITIES	13,637,447	5,737,990

LONG TERM LIABILITIES
Deferred Royalties Payable	157,541	168,962
Asset Retirement Obligation	34,629	-
Long Term Note Payable	11,106,208	-
TOTAL LONG-TERM LIABILITIES	11,298,378	168,962

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized;
14,823,246 and 10,327,428 shares issued and outstanding at
December 31, 2005 and 2004 respectively	14,824	10,327
Additional Paid-In-Capital	16,680,287	4,770,335
Retained Deficit	(15,561,115)	(7,815,622)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,133,996	(3,034,960)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 26,069,821	$ 2,871,992

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED ENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2005	2004
REVENUES
Coal Sales	$ 2,052,748	$ 2,746,983

TOTAL REVENUES	2,052,748	2,746,983

EXPENSES
Cost of Revenue, Excluding
Depreciation of mine equipment of $375,821 and $256,880 and Amortization of coal leases of $2,829 and $15,000 for the year ended December 31, 2005 and 2004, respectively	3,267,578	3,727,162
Operating Expenses	3,105,265	4,205,518
Liquidated Damages	2,520,833	-
Depreciation and Amortization	684,712	265,394
TOTAL COSTS AND EXPENSES	9,578,388	8,198,074

OTHER INCOME (EXPENSE)
Interest Income	15,922	-
Loss on Sale of Assets	(63,667)	(83,861)
Interest Expense net of $4,714,961 capitalized interest in 2005	(172,108)	(878,948)
TOTAL OTHER INCOME (EXPENSE)	(219,853)	(962,809)

LOSS BEFORE INCOME TAXES	(7,745,493)	(6,413,900)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (7,745,493)	$ (6,413,900)

BASIC AND DILUTED NET (LOSS) PER
COMMON SHARE	$ (0.56)	$ (0.67)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
Basic and Diluted	13,934,322	9,529,560

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (7,745,493)	$ (6,413,900)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and Amortization	684,712	265,394
Stock Issued for Services	269,976	1,254,499
Interest Due to Beneficial Conversion Feature	-	485,001
Loss on Sale of Assets	63,667	83,861
Changes in Operating assets and Liabilities
Prepaid Expenses	(7,354)	18,741
Accounts Receivable	1,829	-
Prepaid Royalties	(59,191)	32,446
Other Assets	(23,300)	12,304
Cash Overdrafts	(377,091)	343,739
Accounts Payable	1,026,923	85,731
Accrued Liabilities	3,601,847	2,509,370
Royalties Payable	107,264	303,602
Deferred Royalties Payable	(11,421)	185,948
Purchase of Restricted Cash	(20,900)	(49,900)
NET CASH USED BY OPERATING ACTIVITIES	(2,488,532)	(883,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(4,856,111)	(1,075,132)
Lease Cost Capitalized	(7,581,532)	-
Proceeds from disposal of Equipment	60,460	-
NET CASH USED BY INVESTING ACTIVITIES	(12,377,183)	(1,075,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Notes Payable	4,529,190	182,737
Proceeds from Secured Notes	13,750,000	-
Proceeds From Convertible Debentures	190,875	325,000
Advances from (Payment) to Related Parties	(629,586)	1,173,635
Payments on Capital Leases	(379,178)	-
Payments on Notes Payable	(2,598,947)	-
Proceeds From Stock Sales	-	275,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,862,354	1,956,372

NET (DECREASE) INCREASE IN CASH	(3,361)	(1,924)
CASH BALANCE, BEGINNING OF YEAR	4,392	6,316
CASH BALANCE, END OF YEAR	$ 1,031	$ 4,392
NON-CASH INVESTING AND FINANCING ACTIVITIES
Increase in Accounts Receivable Other	$ -	$ (75,000)
Accrued interest converted to debenture	-	(82,684)
Convertible debenture from interest addition	-	82,684
Accrued Liabilities settled by issuance of common stock	(2,082,500)	-
Common stock issued for accrued liabilities	750	-
Additional paid-in capital from stock issued	2,081,750	-
Additions to equipment from capital leases	(1,674,500)	-
Capital leases issued for equipment	1,674,500	-
Common stock issued for debenture conversion	59	1,205
Additional paid-in capital from debenture conversions	106,619	1,084,635
Leases acquired for stock	(5,945,000)	(1,085,000)
Common stock issued for leases	2,925	700
Additional paid-in capital from lease acquisitions	5,942,075	1,084,300
Debt Discount acquired on issuance of senior notes	(3,383,044)	-
Additional paid-in capital from issuance of senior notes	3,383,044	-

Beneficial conversion feature on issuance of convertible debentures capitalized as interest cost	(127,250)	-
Additional paid-in capital from beneficial conversion feature	127,250	-
Amortization of debt discount	672,686	-
Amortization of debt discount capitalized as interest cost	(672,686)	-
Capitalized mine closure costs	(34,629)	-
Asset retirement obligation	34,629	-
Equipment acquired by issuance of notes payable	(125,777)	-
Notes payable issued for equipment	125,777	-
Interest costs capitalized	(2,854,554)	-
Accrued interest expense capitalized	2,854,554	-
Debenture converted to common stock	(100,000)	(1,057,000)
Accrued interest converted to common stock	(6,678)	(28,840)
Reduction in equipment	100,000	589,017
Reduction in note payable	(100,000)	(514,017)

Supplemental Cash Flow Disclosures
Interest paid in cash	$ 12,653	$ 67,845
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

 CONSOLIDATED ENERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Par Value	Capital	(Deficit)	Total
			(Restated)		(Restated)
Balance January 1, 2004	7,358,000	$ 7,358	$ 558,890	$ (1,401,722)	$ (835,474)

Shares Issued for Settlement of
Accrued Liabilities	670,000	670	1,253,829	-	1,254,499

Shares Sold For Cash	394,118	394	274,606	-	275,000

Shares Issued Upon Conversion
of Convertible Debentures and
Accrued Interest	1,205,310	1,205	1,084,635	-	1,085,840

Interest Cost Associated With
Beneficial Conversion Features
of Debentures	-	-	514,075	-	514,075

Shares Issued for Copley Lease	700,000	700	1,084,300	-	1,085,000

Net Loss	-	-	-	(6,413,900)	(6,413,900)
Balance, December 31, 2004	10,327,428	10,327	4,770,335	(7,815,622)	(3,034,960)

Shares Issued for Settlement of
Accrued Liabilities	750,000	750	2,081,750		2,082,500

Shares Issued for Consulting Fees	110,000	110	269,866		269,976

Shares Issued In Connection with
Repurchase of 20% Working Interest	425,000	425	1,069,575		1,070,000

Shares Issued for Dempsey Lease	2,500,000	2,500	4,872,500		4,875,000

Shares Issued Upon Conversion
of Convertible Debentures and
Accrued Interest	58,678	59	106,355		106,414

Shares Issued in Connection with
Cashless Exercise of Warrants	652,140	653	(653)		(0)

Value of Warrants Issued with Senior Securities			3,383,309		3,383,309

Value of Beneficial Conversion Feature
of Debentures			127,250		127,250

Net Loss				(7,745,493)	(7,745,493)
Balance, December 31, 2005	14,823,246	$ 14,824	$ 16,680,287	$ (15,561,115)	$ 1,133,996

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements

December 31, 2005

Business Overview

Consolidated Energy, Inc. (the “Company”) was incorporated in Nevada on December 18, 1996, under the name Barbeque Capital Corp., and engages principally in the business of mining coal in Eastern Kentucky.  The Company’s main business focus is the operation of profitable coal mines and its main customer is American Electric Power, Co.

The Company ceased operating in the barbeque business after two seasonal business cycles and began looking for alternative businesses.  In early October 2002, the Company entered into an agreement and plan of reincorporation and merger with Consolidated Energy, Inc., a privately-held Wyoming corporation which was incorporated for the sole purpose of merging with Barbeque Capital Corp.  On October 4, 2002 the secretary of state Wyoming issued a certificate of merger acknowledging that Barbeque Capital Corp. (Nevada) had merged into Consolidated Energy Inc. (Wyoming), which became the surviving entity.  On October 14, 2002, the reincorporation was deemed effective and the Company affected a change in its domicile from Nevada to Wyoming and changed its name from Barbeque Capital Corp. to Consolidated Energy, Inc.  The Company changed its corporate name to Consolidated Energy, Inc. in order to better reflect its changing business operations.  Management believed changing domicile to Wyoming was in the Company’s and its shareholders’ best interest because Wyoming is one of the leading coal producing states in the United States and was appropriate since the business focus changed to coal production.  In addition, the new chosen corporate name Consolidated Energy, Inc. was not available in Nevada.  In August 2003, the Company entered the coal mining business by issuing 3,000,000 shares of its common stock in exchange for all of the issued and outstanding stock of Eastern Consolidated Energy, Inc., a privately-held Kentucky coal mining corporation (the “Eastern Reverse Merger”).

As part of Eastern Reverse Merger, the Company acquired the lease rights to mine approximately 8.8 million tons of proven and probable coal in the Alma coal seam and other seams above drainage in Martin County, Kentucky.  In December 2004, the Company issued 700,000 shares of its common stock, valued at approximately $1.1 million, to Eastern Land Development Company, Inc., a privately-held Kentucky corporation, and acquired the right to mine approximately 7.9 million tons of proven and probable coal located within the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams above and below drainage.  This lease is commonly referred to as the “Copley Lease”.  In February 2005, the Company issued 2,500,000 additional shares of its common stock, valued at $4.9 million, to Eastern Land Development Company, Inc. and acquired the right to mine an additional approximately 26.0 million tons of proven and probable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  This lease is commonly referred to as the “Dempsey Heir Lease”.  All of the mine seams are sometimes referred herein as the “Martin County Property”.  The leases above were acquired from related parties.

1.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries; Morgan Mining Inc., Warfield Processing Inc., CEI Holdings Inc., Consolidated Energy Inc., Eastern Consolidated Oil and Gas Inc., Eastern Coal Energies Inc. and Eastern Consolidated Energy, Inc.  All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

in the United States requires management to make estimates and assumptions that materially affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.

Revenue Recognition

Under SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

Mined Coal.  In the case of coal mined and sold, the Company negotiates a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment.  The Company recognizes revenue from sales made pursuant to these contracts at the time of delivery.

Accounts Receivable.  Unless cash is paid in advance, accounts receivable are recorded as revenue is earned and are evaluated for collectibility on a continual basis.  Allowances, if necessary, are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required.  Allowance adjustments, if any, are charged to operations in the period in which the facts that give rise to the adjustments become known.  To date, the Company has not had any customer whose payment was considered past due, and as such, has not recorded any reserves for doubtful collectibility.

Cost of Mining Operations and Selling Expenses

Cost of mining operations and selling expenses consists primarily of direct compensation and benefits costs for miners, as well as direct costs such as equipment leases and maintenance, payments to third parties for coal purchases, parts and supplies, blasting, fuel, parts, hauling costs, royalties and taxes, and commissions paid to third party brokers.

Exploration Costs

Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.

Reclamation and Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan.  Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines.  Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting For Asset Retirement Obligations”.  The Company records its reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the U.S. Department of the Interior, Office of Surface Mining (“OSM”) when a predetermined amount of reclamation bonds are posted prior to commencing mining operations.  The OSM’s estimates of disturbed acreage are determined based on approved mining plans and related engineering data.  Cost estimates are based upon estimates approved by OSM based on historical costs.  In accordance with SFAS No. 143, the Company

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

determines the fair value of its asset retirement obligation (“ARO)”) using a discounted cash flow methodology based on a discount rate related to U.S. treasury bonds with maturities similar to the expected life of a mine, adjusted for the Company’s credit standing.

On at least an annual basis, the Company reviews its entire reclamation liability and makes necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience.  At December 31, 2005, the Company had recorded asset retirement obligation liabilities of approximately $34,628.  While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2005, the Company estimates that the aggregate undiscounted cost of final mine closure is approximately $60,000.

SFAS No. 143 requires recognition of expenses for eventual reclamation of disturbed acreage remaining after mining production has been completed.  A liability is recorded for the present value of reclamation and mine closing costs with a corresponding increase in the asset carrying value of coal and mineral rights at the time a mine is permitted and commences operations.  The ARO asset is amortized proportionate to the estimated total tonnage mined and the ARO liability is accreted to its present value based on the projected spending date.

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company recognizes the value of conversion rights of convertible debt instruments.  These rights give the instrument holder the immediate ability to convert debt into common stock at a price per share that is less than the trading price of the common stock to the public.  The beneficial conversion value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to Additional Paid-in Capital.  The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

During 2005 and 2004, the Company recorded beneficial conversion debt discount of $127,250 and $514,075 respectively.

Comprehensive Income

There are no adjustments necessary to the net loss as presented in the accompanying statement of operations to derive comprehensive income in accordance with Statement of Financial Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.”

Segment Reporting

In June 1997, SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” was issued.  Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance.  During the periods presented, the Company had one operating segment, coal mining.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost.  Cash equivalents consist of all highly liquid

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

investments with maturities of three months or less when acquired.

Inventory

Inventory consists of extracted coal that is both available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant.  Coal inventory is valued at the lower of average cost or market.  Coal inventory costs include labor and benefits, and all expenditures directly related to the removal of coal.  At December 31, 2005 and 2004, the Company did not have any coal inventory.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for significant renewals and improvements that extend estimated lives are capitalized.  Replacements costs, and maintenance and repairs which do not improve or extend the life of the respective asset, are expensed as incurred.  The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired, and the resulting gains or losses are included in the results of operations.

Leased property and equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability.

During 2005, the Company continued construction on one coal processing facility costing a total of approximately $6,300,000.  Since the construction project is not complete, the Company has not yet begun to depreciate this asset.

Depreciation is provided using the straight-line method over the estimated useful lives or lease life of the assets, ranging from five to ten years.  Depreciation expense recorded for 2005 and 2004 was approximately $684,712 and $265,394 respectively.

Coal and Mineral Rights

Significant expenditures incurred to acquire coal and mineral rights are capitalized at cost.  These costs represent the investment in mineral rights, including capitalized mine development costs, which are costs incurred in preparation of opening a mine.  Amortization is computed on an actual tonnage mined basis calculated to amortize costs fully based on estimated total tonnage to be mined.

Loan Acquisition

Loan acquisition costs related to notes payable are amortized over the life of the debt using the interest method.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed.  If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value based on discounted cash flows.

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their immediate or short-term maturities.  The fair value of notes payable approximates fair value because of the market rate of interest on the debt.

Income Taxes

Deferred income taxes are based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.

Net Loss Per Common Share

The Company computes and presents loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.  Warrants and convertible debt representing common shares of 11,217,985 and 471,540 for 2005 and 2004 respectively were excluded from the average number of common shares outstanding in the calculation because the effect of inclusion would be anti-dilutive.

Concentration of Credit Risk and Major Customers

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  Accounts receivable are from purchasers of the Company’s coal with payment terms that typically do not exceed 20 days.  The Company routinely performs credit evaluations of customers purchasing on account and generally does not require collateral.

The Company maintains the majority of its cash deposits in an international and a local bank.  The deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000.  At December 31, 2005, the Company’s combined cash balance at these banks did not exceed the FDIC insurance limit.

During the twelve months ended December 31, 2005, the Company derived revenue from three customers, one of which was an electric utility company, and two of which were coal resellers.  The Company derived revenue in excess of ten-percent (10%) of total coal sales from major customers as follows:

Customer

  A

  B

  C           D

Year ended December 31:

  2005

41%

45%

13%

  *

  2004

37%

  35%

   *

24%      * = Less than 10%.

At December 31, 2005, the Company had two contracts of one year or longer.  The following table summarizes, as of December 31, 2005, the tons of coal that the Company is committed to deliver at prices

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

determined under existing long-term contracts, which prices are subject to change pursuant to the terms of the contracts, during the calendar years 2006 through 2008:

Calendar Year	Tons	Avg. $/ Ton	Dollar Value

2006	660,000	$53.86	$35,547,600
2007	600,000	$53.40	$32,040,000
2008	120,000	$51.00	$6,120,000
Total	1,380,000	$53.41	$73,707,600

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R “Share-Based Payment,” a revision to FASB No. 123.  SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small-business filers, SFAS No. 123R will be effective for interim periods beginning after December 15, 2005. The Company does not have any current exposure to SFAS No. 123R however it will apply this accounting principle if in the future the Company issued stock options to employees.

In December 2004, the FASB issued FASB Statement No. 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

2.

Lease Commitments

During the first calendar quarter of 2005, the Company entered into a capital lease agreement with a regional reseller for various mining equipment with a combined estimated fair value of $1,674,500, which approximates the present value of the minimum lease payments.  Payments are made monthly pursuant to the lease agreement and amortization is included in depreciation expense.

The Company rents other mining equipment pursuant to an operating lease agreement, and made lease payments totaling approximately $10,420 and $61,692 during 2004 and 2005 respectively.

A summary of future minimum payments under non-cancelable capital and operating lease agreements as of December 31, 2005 follows:

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

	Capital	Operating
Year Ending December 31,	Leases	Leases	Total
2006	$ 1,295,322	$ 65,803	$ 1,361,125
2007	-	59,495	59,495
Total Minimum lease payments	$ 1,295,322	$ 125,298	$ 1,420,620

The Company has not recorded any imputed interest on its capital leases payments due to the immateriality of these amounts attributed to the short term nature of these obligations.

As of December 31, 2005, the cost of equipment held under capital lease was $1,674,500, and accumulated depreciation on such equipment was $153,496.

3.

Notes Payable

The January 2005 Bridge Notes

On January 11, 2005, the Company obtained a $2,500,000 bridge loan (the “January Bridge Loan”) to be used exclusively for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company’s Martin County Property. The financing consisted of a senior secured promissory note for the face amount of $2,500,000 with an interest rate of 9% per annum and a payment date (principal and interest) of March 31, 2005. Gryphon Master Fund, LP and GSSF Master Fund, LP, both Bermuda limited partnerships, are collectively the payees on the note.  The note was repaid with the proceeds from the Company’s February 2005 6% senior secured notes.

In consideration for the above bridge financing, the Company paid a commitment fee of $50,000 to the Gryphon Master Fund and GSSF Master Fund and a flat fee of $10,000 as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the note, all deducted from the proceeds of funding the note.  As additional consideration, the Company issued to Gryphon Master Fund and GSSF Master Fund a warrant for the purchase of an aggregate of 514,706 shares of the Company’s common stock at an exercise price of $1.70 per share, exercisable for five years.  The warrant also contains so-called "piggyback" registration provisions under which the warrant holder may request that the shares underlying the warrant be included in a registration with respect to an offering of the Company’s securities.

In addition to the above bridge note fees and warrants, the Company paid Stonegate Securities, Inc., a Texas corporation, which the Company refers to as Stonegate, a placement agent fee for a total of $200,000 cash and issued warrants for the purchase of an aggregate of 51,470 shares of the Company’s common stock on the same terms as the warrants issued to Gryphon Master Fund and GSSF Master Fund.  The warrant issuances were in the form of a warrant issued to Scott R. Griffith and a warrant issued to Jesse B. Shelmire IV, each for the purchase of 25,735 shares.  The cash paid and warrants issued were per the terms of a non-exclusive Placement Agency Agreement between the Company and Stonegate.

6% Senior Secured Convertible Notes

On February 24, 2005, the Company entered into a financing transaction for aggregate gross proceeds of $7,000,000, with additional investment rights of up to an additional $7,000,000, such financing to be used for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company’s Warfield Mine.  The financing is in the form of 6% senior secured convertible notes for an aggregate total face amount of $7,000,000 and a term of three years.  The 6% senior secured notes may be converted to common stock at a conversion price of $1.70 per share.  Holders of such notes are Gryphon

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

Master Fund, L.P., GSSF Master Fund, LP, Lonestar Partners, L.P., WS Opportunity International Fund, Ltd., WS Opportunity Fund (QP), L.P., WS Opportunity Fund, L.P., Renaissance US Growth Investment Trust PLC, and BFS US Special Opportunities Trust PLC.  As additional consideration, the Company issued to each of such holders warrants for the purchase of an aggregate of 2,058,824 shares of the Company’s common stock at an exercise price of $1.70 per share, exercisable for five years.  The conversion price of such notes, and the exercise price of such warrants, are subject to certain normal and customary anti-dilution adjustment provisions and also include a one-time reset date provision with a floor price of $1.00 per share.

In February 2005, simultaneous with the closing of the Company’s 6% senior secured convertible note offering, the Company used approximately $2,527,000 of the proceeds of the above offering to repay the January 2005 bridge loan (principal and interest) from Gryphon Master Fund and GSSF Master Fund.  The Company also paid a flat fee of $30,000 to Gryphon Master Fund and GSSF Master Fund as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the 6% senior secured convertible notes and related investment documents.  In addition to the above fees related to the issuance of the 6% senior secured convertible notes, the Company paid Stonegate a total of $340,000 cash and issued warrants for the purchase of an aggregate of 617,647 shares of the Company’s common stock on the same terms as the Warrants issued to the Holders above.  The cash fee paid and warrants issued were pursuant to the terms of a non-exclusive Placement Agency Agreement between the Company and Stonegate referenced above.

During March 2005, two investors in the Company’s February 2005 private placement exercised their additional investment rights for an aggregate of $750,000 in 6% senior secured convertible notes that may be convertible into 441,176 shares of the Company’s common stock at an exercise price of $1.70 upon the occurrence of certain events.  In connection with the additional investment, the Company issued warrants for the purchase of 44,116 shares of the Company’s common stock at an exercise price of $1.70 to the placement agent.  In April 2005, Stonegate exercised all of the 713,223 warrants issued through a cashless exercise provision in exchange for the issuance of 485,850 shares of the Company’s common stock.  During June 2005, seven investors exercised their additional investment rights for an aggregate of $6,000,000 in 6% senior secured convertible notes that may be convertible into 3,529,411 shares of the Company’s common stock at an exercise price of $1.70 upon the occurrence of certain events.  In July, placement agent warrants issued to Stonegate for the purchase of 352,994 shares issued in connection with the exercise of the additional investment rights were exercised pursuant to cashless exercise provisions for the issuance of 166,290 shares.

In connection with the above transaction, the Company executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of the Company’s assets and properties ("Collateral" as defined in the Security Agreement).  Each of the Company’s subsidiaries has also executed a Guaranty for the Company’s obligations under the Notes.

On July 1, 2005, the Company failed to pay interest as required pursuant the terms of certain 6% senior secured convertible notes and Additional Investment Rights first executed on February 24, 2005 for an aggregate total face amount of $13,750,000 (the “6% Notes”), and thereby caused a default under the terms of the notes.

The September and November 2005 Bridge Notes

Subsequently, and in order to secure additional financing for continuing operations, on September 23, 2005, the Company executed a promissory note (the "September Bridge Note") payable to Cordillera Fund L.P. for an aggregate principal amount of up to $1,500,000.  On November 24, 2005 the existing

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

September Bridge Note holders and the Company agreed to increase the amount of debt by $300,000 to a total of $1,800,000.  The September Bridge Note was subsequently cancelled on January 13, 2006 and exchanged for an investment in the Company’s 8% senior secured convertible notes and warrants. See below for a description of the material terms of this transaction.

In connection with the September Bridge Note, the Company entered into a Consent and Waiver with the holders of the 6% Notes, whereby they consented to the September Bridge Note transactions and waived, until resolution of the September Bridge Note transactions, the application of any of the provisions of the 6% Notes and related transaction documents.  The Company also entered into a Subordination Agreement in connection with the September Bridge Note, whereby Cordillera Fund L.P. agreed to subordinate the September Bridge Note to the prior payment in full in cash of the 6% Notes.  In addition, the holders of the 6% Notes entered into a Bridge Forbearance with the Company whereby they agreed to forebear from exercising any of their rights or remedies under the 6% Notes and the related securities purchase agreement, security agreement and any other related transaction documents for a period of ten business days.

On October 6, 2005, the holders of the 6% Notes signed an extension to the Bridge Forbearance until the earliest to occur of the following: (i) November 18, 2005, (ii) the expiration and termination of the September Bridge Note, or (iii) the completion by the Company of a new financing.  On January 13, 2006, the 6% Note holders signed another forbearance agreement pursuant to which, among other things, they agreed to waive the Company’s prior defaults on the 6% Notes, and the holders of the $1.8 million bridge notes agreed to cancelled their notes in exchange for the 8% notes issued in January 2006 – See January 13, 2006 Private Placement below.

Bank Notes

On October 27, 2005, the Company borrowed $329,190 from Community Trust Bank, Pikeville, KY to purchase mining equipment.  The note had a maturity date of January 27, 2006 and an annual interest rate of the Prime Rate plus one percent (1%), calculated on the basis of an assumed 360-day year for the actual number of days elapsed.  The note plus all accrued interest was paid in full on January 20, 2006.

Convertible Debentures

The Company has issued a total of $707,959 in convertible debentures, which are convertible into shares of the Company’s common stock at 60% to 70% of the asking price quoted on the OTCBB on the date of conversion.  Debt discount in the amount of $127,250 and $514,075 has been recognized during the years ended December 31, 2005 and 2004, respectively, as the cost of this beneficial conversion feature.  Amortization of the debt discount was $156,324 and $485,001 during the years ended December 31, 2005 and 2004, respectively.  The $156,324 in 2005 was capitalized as mine costs.

The Company’s notes payable at December 31, 2005 consisted of the following:

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

Promissory Notes	Amount Due at December 31, 2005

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $1.70 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $1.70 per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured note dated September 23, 2005; interest rate of 15% or 1,058,822 shares of the Company’s common stock, at the election of the lender. Principal and interest are due upon the earliest of January 15, 2006, the first Business Day following Maker's receipt of $2,500,000 or more in proceeds from its issuance or sale of any promissory note, capital stock, or other security of an nature, or the occurrence of an Event of Default.	1,800,000
Ninety day Bank Note Dated October 27, 2005; Interest rate – Prime rate + 1%	329,190
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	16,026
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	31,037
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	31,397
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	31,106
TOTAL PROMISSORY NOTES	$ 15,988,756
Less: debt discount	(2,710,357)
Less: current portion of notes payable	(2,172,191)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 11,106,208

4.

Income Taxes

At December 31, 2005, the Company had a net operating loss carry forward of approximately $17.2 million that may be offset against future taxable income.  These carry forwards are subject to review by the Internal Revenue Service and begin to expire in 2012.

The Company has fully reserved the approximately $3.89 million tax benefit of the operating loss carry forward by a valuation allowance of the same amount because the likelihood of realization of the tax benefit cannot be determined.  There was an increase of approximately $1.24 million in 2005.

Temporary differences between the time of reporting certain items for financial statement and tax reporting purposes consists primarily of beneficial conversion feature interest expense, stock-based compensation, depreciation, depletion and accrued reclamation expenses.

Deferred tax assets (liabilities) are comprised of the following:
December, 31
2005	2004

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

Net Operating Loss Carryforward	$ 5,294,470	$ 2,657,397
Other	39,440	6,800
Valuation Allowance	(5,333,910)	(2,664,197)
Total	$ -	$ -

The income tax benefit differs from the amount computed at federal statutory rates of approximately 34% as follows:

	For the Years Ended
	December, 31
	2005	2004

Income tax Benefit at Statutory Rate of 34%	$ 2,633,468	$ 2,180,726
Other	36,245	5,489
Change in Valuation Allowance	(2,669,713)	(2,186,215)
Total	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  If a change in ownership should occur, net operating loss carryforwards may be limited as to use in the future.

5.

Equity Transactions

Issuance of stock for cash

During the year ended December 31, 2004, the Company sold 394,118 shares of its common stock for $275,000 in cash.

Issuance of Stock upon the Conversion of Notes Payable and Accrued Interest

During the year ended December 31, 2004, the Company issued 1,205,310 shares of its common stock upon the conversion of $1,057,000 in debentures and $28,840 of accrued interest.

During the first quarter of 2005, the Company issued 29,348 shares of common stock upon the conversion debt principal and interest totaling $53,884.  During the second quarter of 2005, the Company issued 29,330 shares of common stock upon the conversion of debt principal and interest totaling $52,529.

Issuance of Stock Pursuant to the Exercise of Warrants

During the twelve months ended December 31, 2005, the Company issued 652,140 shares of common stock pursuant to the cashless exercise of warrants to the placement agent as fees associated with the January 14, and June 30, 2005 senior secured convertible debt.

Issuance of Stock for Services

During the year ended December 31, 2004, the Company issued a total of 670,000 shares of its common stock in exchange for services received.  The stock was valued at $1,254,449, which was

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

approximately the value quoted in the Over The Counter Electronic Bulletin Board trading exchange (“OTCBB”) and was expensed in the statement of operations.

On March 23, 2005, the Company authorized the issuance of 200,000 shares of its common stock for services, which were performed during the year that ended December 31, 2002.  The value of the stock issued was $1,010,000, which was the fair market value quoted in the OTCBB, and has been recorded as an expense in the year that ended December 31, 2004, with a corresponding increase in accrued liabilities.

During 2005, the Company issued 110,000 shares of common stock in exchange for consulting services valued at $269,976, the fair market value on the OTCBB on the date the stock was issued.

Issuance of Stock for Mining Lease

In 2004, the Company issued 700,000 shares of its common stock to certain controlling shareholders for the Copley coal lease.  The 700,000 shares of stock were valued at fair market value of $1,085,000, which represents the closing quoted market value of the stock on the date acquisition date.

In February 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development Company, Inc. and acquired the lease right to mine an additional approximately 26.0 million tons of proven and probable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.     The acquisition was booked at $4,875,000, the fair market value of the stock on the date issued.

Issuance of Stock for Compensation

On January 3, 2005, the Company issued 550,000 shares of its common stock to the Officers and Directors for services rendered during the year that ended December 31, 2004.  The Company recognized a $1,072,500 compensation expense during 2004, which represents the fair market value of the stock on the OTCBB on the date the stock was issued.

6.

Related Party Transactions

During the year ended December, 31, 2004, the Company issued 700,000 shares of its common stock to related parties in exchange for the Copley coal lease.  The 700,000 shares of stock were valued at fair market value of $1,085,000, which represents the closing quoted market value of the stock on the date of acquisition.

On January 6, 2004, the Company received $275,000 from a related party, Eastern Consolidated Mining, Inc. (“Mining”) as a prepayment for future coal sales.  Mining has a coal sales contract between Mining and a customer.  The Company invoices Mining for coal delivered on a weekly basis. During the year ended December 31, 2004, $751,450 of coal sales were recorded as a result of this agreement.  At December 31, 2004, payable to a related party includes $110,450 due Mining, which represents the balance due on the advance payment of $275,000.  Mining is considered a related party due to the fact that during the time of the transactions, the principals of Mining, when taken as a whole, beneficially owned more than 10% of the common stock of the Company.  Coal sales receipts were not transferred to the Company, the Company invoiced Mining for coal shipped to Mining’s customer.  The Company was reducing its $275,000 obligation to Mining on a per ton basis.  When the Company suspended coal shipments to Mining’s customer, $110,450 was the remaining balance due.

Barry Tackett, appointed as a director and CFO in February 2004, was paid a total of $10,610 for accounting services in fiscal 2005, and $37,509 in fiscal 2004.  In January 2005, Mr. Tackett also received a

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

total of 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  In January 2006, Mr. Tackett resigned as CFO and agreed to serve as the Company’s Controller.  The Company currently has an oral agreement with Mr. Tackett.  Mr. Tackett provides services relating to all aspects of the Company’s accounting needs, including payroll services and general day to day accounting functions.

Jacobs Risk Management, a risk management consulting company operated as a sole proprietorship by one of the Company’s directors and the Company’s Secretary, Joseph G. Jacobs, provides preventative and ongoing compliance support to help insure that the Company remains in compliance with all state and federal regulatory coal mining matters.  Through Jacobs Risk Management, Mr. Jacobs was paid a total of $7,146 in fiscal 2005, and $25,543 in fiscal 2004.  In January 2005, Mr. Jacobs also received 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  The Company currently has an oral agreement with Mr. Jacobs in connection with Jacobs Risk Management’s services.

Clear Focus, Inc., one of the Company’s major shareholders, was paid $15,500 for business and management consulting services in fiscal 2004.

In anticipation of the completion of the Company’s planned acquisition, the Company paid a total $15,000 in patent fees for Saudi American in fiscal 2004.

The Company accrued $162,757 for services through December 31, 2004, and an additional $15,243 for services in 2005 of Kentucky Energy Consultants.  Principals of Kentucky Energy Consultants are minority shareholders of the Company and major shareholders of Saudi American.

In 2004, the Company engaged in a series of transactions related to coal sales with Eastern Consolidated Mining, Inc.  Principals of Eastern Consolidated Mining are minority shareholders of the Company and major shareholders of Saudi American.

During the calendar fourth quarter 2005 and the calendar first quarter of 2006, the Company issued 20,000 shares to RC Financial Group, LLC for consulting services rendered.  As a result, the Company recognized a $25,200 consulting expense in 2005 and has booked a $10,500 consulting expense in 2006.  Robert Chmiel is the sole owner of RC Financial Group, LLC and is the Company’s current interim chief financial officer.

7.

Asset Retirement Obligations

Since commencing mining activities, the Company has received 2 permits, has deposited $70,800 in cash with a local bank in the form of a certificate of deposit, and has provided bank letters of credit for $70,800 for reclamation bonding with OSM.  These letters of credit are secured by certificates of deposit totaling $70,800.

The following table describes the changes to the Company’s asset retirement obligations for 2005:

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

2005
Balance at beginning of period	$ --
Accretion expense	2,859
Additions resulting from property additions	70,800
Adjustments and revisions from annual re-costing	--
Obligations settled	(39,030)
Balance at December 31	34,629
Current portion included in accrued expenses	--
Long-term liability	$ 34,629

8.

Restatement of December 31, 2004 Balances

During the year ended December 31, 2004 the Company issued 700,000 shares of its common stock to certain controlling shareholders for the Copley coal lease.  The 700,000 shares of stock were valued and originally booked at par value of $700 which approximated the cost basis of the Copley lease in the hands of the controlling shareholders.  In 2005, the Company amended its financial statements to record the 700,000 shares of stock at fair market value of $1,085,000 which represents the closing quoted market value of its stock on the date of acquisition.

The following sets forth the balance sheet item affected by these changes:

	As		As
	Reported	Restatement	Restated
	12/31/2004	Adjustment	12/31/2004

Coal Leases, Net of Amortization	$ 98,157	$ 1,084,300	$ 1,182,457

Additional Paid-in-Capital	$ 3,686,035	$ 1,084,300	$ 4,770,335

9.

Going Concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established revenues sufficient to cover its operating costs, thereby raising substantial doubts about its ability to continue as a going concern.  The Company is in the process of raising additional funds to complete the mine development and cover its overhead costs until such time as enough revenue is generated to cover all operating costs.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to the Company’s stockholders.  If such financings are not available when required or are not available on acceptable terms, the Company may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

10.

Events Subsequent to December 31, 2005

January 13, 2006 Private Placement

On January 13, 2006, the Company sold approximately $6.24 million principal amount of 8% senior

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

secured convertible notes due June 30, 2008 to 18 accredited investors (the “8% Notes”).  In connection with the sale of the 8% Notes, the Company issued investors warrants to purchase an aggregate of approximately 3.3 million shares of common stock, calculated as 50% of each investor’s subscription amount divided by $0.90.  Of the $6.24 million principal amount of 8% Notes, the Company received gross proceeds of $3.4 million.  The remaining approximate $2.84 million principal amount was paid by investors as follows: (a) $1.8 million was paid by the cancellation of the September Bridge Notes; (b) $102,000 represents a management fee owed to the lead investor, Gryphon Master Fund, L.P.; (c) $586,000 represents interest accrued on the Company’s 6% Notes and pursuant to certain Additional Investment Rights sold February 24, 2005 and $352,000 as placement agent fees.

The 8% Notes have a final maturity date of June 30, 2008, accrue interest at the rate of 8% per annum, are secured by all of the Company’s properties and assets and the properties and assets of each of the Company’s subsidiaries, and are guaranteed by each of the Company’s subsidiaries.  The 8% Notes rank pari passu with the Company’s outstanding 6% Notes.  Interest may be paid either in cash or with shares of common stock in the Company’s sole discretion.  Holders of the 8% Notes have the right to convert the outstanding principal amount into shares of the Company’s common stock from time to time based on a conversion price of $0.90, subject to adjustment.  Beginning July 1, 2006, on the first day of each month the Company is required to redeem 1/24th of the outstanding principal of the 8% Notes (the “Monthly Redemption Amount”).  If the transaction is registered on an effective registration statement and certain other conditions are satisfied, the Company may pay the Monthly Redemption Amount with shares of common stock based on a conversion price equal to the lesser of (a) the then conversion price and (b) 80% of the daily volume weighted average price of the common stock for the 10 consecutive trading days prior to the applicable monthly redemption date.  In the event the Company’s annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million, the conversion price of the 8% Notes will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006.  In addition, if the Company issues or commits to issue or distribute new securities at a price per share less than the current market price or the current conversion price, then the conversion price will be adjusted to reflect such lower price.  The conversion price is also subject to adjustment for stock dividends, stock splits, stock combinations and similar dilutive transactions.

The warrants issued in connection with the 8% Notes have an exercise price of $0.90 per share and are exercisable until January 14, 2011.  Holders may exercise the warrants on a cashless basis after the first anniversary of the initial issuance date and then only in the event that a registration statement covering the resale of the warrant shares is not then effective.  In the event the Company’s annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million, the exercise price of the warrants will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006.  In addition, if the Company issues or commits to issue or distribute new securities at a price per share less than the current market price or the current exercise price, then the exercise price will be adjusted to reflect such lower price.  The exercise price is also subject to adjustment for stock dividends, stock splits, stock combinations and similar dilutive transactions.

The investors have agreed to restrict their ability to convert the 8% Notes and exercise the warrants such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

The Company agreed to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the 6% Notes and the 8% Notes and related warrants on or before February 12, 2006 and cause such registration statement to be declared effective no later than May 31, 2006.  The Company has filed such registration statement on Form SB-2 but has not yet been informed by the SEC regarding its effectiveness.

Forbearance Agreement

On January 13, 2006, the Company entered into a forbearance agreement with the holders of the Company’s 6% Notes.  In connection with the January 13, 2006 private placement described above, holders of the 6% Notes waived certain events of default (the “Existing Defaults”) by the Company including: (a) the Company’s failure to pay accrued but unpaid interest on the 6% Notes when due; (2) the Company’s failure to comply with certain negative and financial covenants of the securities purchase agreement dated February 22, 2005; (3) the Company’s failure to comply with certain registration requirements of the registration rights agreement dated February 24, 2005; and (4) the Company’s failure to comply with certain other provisions of the 6% Notes, the February 22, 2005 securities purchase agreement and the February 24, 2005 registration rights agreement to the extent that completion of the January 13, 2006 private placement may cause any processing delay of the Company’s prior registration statement (SEC File No. 333-127261) with the SEC.

In connection with the forbearance agreement, the Company agreed to release and discharge each of the parties thereto and each of their affiliates from any and all claims that the Company has or ever had against such parties through January 13, 2006.  Solely for the purpose of completing the January 13, 2006 private placement, the parties waived the anti-dilution provisions of the 6% Notes and the related warrants, any existing rights associated with Additional Investment Rights and the right to liquidated damages and other remedies under the February 24, 2005 registration rights agreement.  The parties also agreed to forbear from enforcing certain remedies as a result of the Existing Defaults through December 30, 2005.

Pursuant to the terms of the forbearance agreement, the following substantive amendments were made to the February 22, 2005 securities purchase agreement; the 6% Notes, the related warrants and the February 24, 2005 registration rights agreement:

•

The minimum EBITDA financial covenants required by the February 22, 2005 securities purchase agreement through March 31, 2006 were deleted;

•

The maximum capital expenditures required by the February 22, 2005 securities purchase agreement were deleted in their entirety;

•

The minimum cash level requirements of the February 22, 2005 securities purchase agreement through June 30, 3006 were deleted;

•

The minimum cash level requirement of the February 22, 2005 securities purchase agreement for the period from July 1, 2006 through September 30, 2006 was changed from $2 million to $1 million;

•

The definition of “Conversion Price” in the 6% Notes and “Exercise Price” in the related warrants was changed from $1.70 to $0.90;

•

The interest requirement of the 6% Notes was changed to require interest payments beginning July 1, 2006;

•

A provision was added to the 6% Notes and the related warrants requiring an adjustment to the conversion price and exercise price in the event the Company’s annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million.  In such event, the conversion price and exercise price will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006;

•

A provision was added to the 6% Notes and the related warrants requiring an adjustment to the conversion price and exercise price in the event the Company issue or commits to issue or distribute new securities at a price per share less than the current conversion or exercise price;

•

The “Events of Default” provision of the 6% Notes was amended replacing the event of default for failure to have an effective registration statement within 270 days of the closing date with an event of default for failure to have an effective registration statement within 270 days of the closing date for the January 13, 2006 private placement;

•

An event of default was added to the 6% Notes for a breach of any of the Company’s representations, warranties or covenants contained in any agreement or document executed in connection with the January 13, 2006 private placement; and

•

The required filing date and earliest required effectiveness date of the February 24, 2005 registration rights agreement was changed to February 12, 2006 and May 31, 2006, respectively.

Notwithstanding the availability of Rule 144, each investor agreed not to sell, offer or otherwise transfer any shares of the Company’s common stock beneficially owned by them until the earlier of: (a) May 31, 2006 or (b) the date the required registration statement is declared effective by the SEC.

The parties also entered into an amended and restated security agreement reflecting the pari passu nature of the 6% Notes with the 8% Notes.

In lieu of cash payment of accrued but unpaid interest due pursuant to the 6% Notes, the Company issued holders notes and warrants pursuant to the terms of the January 13, 2006 private placement.

In addition, the Company issued non-convertible promissory notes to holders of the 6% Notes in the aggregate principal amount of $2,640,000 which represents liquidated damages which had accrued and is payable pursuant to the February 24, 2005 registration rights agreement.  The promissory notes bear interest at the rate of 3% per annum, compounded annually.  The full amount of principal and interest is due on June 30, 2008.  The Company’s obligations pursuant to the promissory notes are secured by all of the Company’s properties and assets and the properties and assets of each of the Company’s subsidiaries pari passu with the 6% Notes and 8% Notes.

As additional incentive to enter into the forbearance agreement, the Company issued to all 6% Note holders additional warrants to purchase an aggregate of 5,580,065 shares of common stock calculated pursuant to the following formula: X = [(Y/$0.90) * (0.50 – Z)], where: X = the number of shares of common stock underlying the warrant certificate; Y = the stated aggregate principal amount of all 6% Notes; and Z = the number of shares of common stock underlying all warrants previously issued to such party in connection with the 6% Notes.  The additional warrants issued have identical terms to the warrants sold by the Company pursuant to the January 13, 2006 private placement.

Other Agreements Executed in Connection with the January 13, 2006 Private Placement

Also in connection with the January 13, 2006 private placement:

(a) the Company secured a directors and officers liability insurance policy which provides $10,000,000 of total coverage;

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

(b) each of the Company’s then-current officers and directors entered into an agreement to vote all shares of common stock owned by them to increase the Company’s authorized shares of common stock from 50 million shares to 100 million shares;

(c) each of the Company’s then-current officers and directors entered into an agreement to vote for Timothy M. Stobaugh, Robert Chmiel, Jesse Shelmire and Scott Griffith as additional directors and for a fifth additional director designated by Gryphon Master Fund, L.P. within 60 days of closing;

(d) each of the Company’s officers and directors entered into lock-up agreements agreeing not to offer, sell, contract to sell, pledge or otherwise dispose of any shares of common stock or other of the Company’s equity securities for the period ending on January 13, 2007;

(e) the Company’s subsidiary, Eastern Consolidated Energy, Inc., entered into an agreement with Kentucky Energy Consultants, Inc. whereby Kentucky Energy Consultants, Inc. agreed to: (i) change its coal sales commission to 2.5% of the gross sales price received by Eastern Consolidated Energy, Inc. on any purchase orders and/or contracts on either spot or contract arrangements, and (ii) forfeit its coal sales commission of 2.5% of gross revenues less trucking costs until such time that the Company reach $20 million in aggregate EBITDA production;

(f) the Company’s subsidiary, Eastern Consolidated Energy, Inc., entered into an agreement with New River Energy Sales Company, Inc. whereby, among other things, New River Energy Sales Company, Inc. agreed to reduce its coal sales commission from 5% to 2.5% of gross coal sales until such time that the Company reach $20 million in aggregate EBITDA production;

(g) together with the Company’s subsidiary CEI Holdings, Inc., the Company entered into an agreement with Saudi American Minerals, Inc. whereby, among other things: (i) the parties terminated that certain Agreement and Plan of Acquisition and Merger dated May 30, 2003 and all subsequent amendments to such agreement; and (ii) the Company agreed to pay $750,000 cash and issue 3,000,000 shares of common stock to Saudi American Minerals, Inc. in exchange for the assignment by Saudi American Minerals, Inc. of a 25% interest in its patented clean coal technology (Patent No. 6,447,559) including any subsequent improvements thereto; and

(h) the Company entered into a consulting agreement with RC Financial Group, LLC, pursuant to which Robert Chmiel was retained as a non-exclusive financial advisor for a term of 24 months in exchange for the following compensation: (i) $17,500 each month from January 1, 2006 through June 30, 2006; (ii) $12,500 each month thereafter; and (iii) issuance of a warrant to purchase 150,000 shares of common stock with an exercise price of $0.90 per share and an expiration date of December 31, 2011.

Registration Statement on Form SB-2 Filed with the SEC

On February 13, 2006, the Company filed a Registration Statement on Form SB-2, as amended, with the Securities and Exchange Commission (the “SEC”).  The Registration Statement was seeking to register 35,636,148 shares of common stock for resale by the selling shareholders.  On March 15, 2006, the Company received a letter form the SEC, seeking further clarification on 14 items pursuant to the document filed in February.  The Company intends to address the concerns of the SEC by responding to their letter and filing an amended Registration Statement before the end of April 2006.  The shares, once registered, include shares which may be issued pursuant to the conversion of notes payable and the exercise of stock purchase warrants.

CONSOLIDATED ENERGY, INC.
Notes to Consolidated Financial Statements (continued)

December 31, 2005

Board Appointments

Pursuant to the terms of the January 13, 2006 financing, each of the Company’s then-current officers and directors entered into an agreement to vote for Timothy M. Stobaugh, Robert Chmiel, Jesse Shelmire and Scott Griffith as additional directors and for a fifth additional director designated by Gryphon Master Fund, L.P. within 60 days of closing.  As of the date of this filing, Gryphon Master Fund, L.P. has not made this selection for a fifth director.

Issuance of Common Stock Pursuant to the Cashless Exercise of Warrants

In February and March 2006, the Company issued 2,093,306 shares of common stock and cancelled warrants to purchase 1,208,000 shares of common stock pursuant to the cashless exercise of warrants.  The warrants had an exercise price between $0.90 and $1.70 per share and were cashlessly exercised between $2.35 and $3.20, the price of the stock on the date the holders exercised the warrants.

Accounts Receivable Leveraging Agreement

In March 2006, the Company entered into a Memorandum of Understanding for a Line of Credit with Community Trust Bank, Inc., Pikeville, KY pursuant to which the Company may borrow 80% of its accounts receivable, up to $5 million.  The Company will be required to make monthly payments of interest-only, calculated by multiplying the then principal balance outstanding by an interest rate determined to be Prime Rate plus 1%.  Approval from all of the Company’s outstanding note holders is required prior to this Line of Credit being implemented.  The Company expects to receive such approval in early April 2006.

Legal Proceeding

In March 2006, the Company engaged outside Kentucky counsel to secure a temporary restraining order or take other legal means, the purpose of which is to restrict the Company’s stock transfer agent from allowing the transfer and/or sale of an aggregate of 1,500,000 certain stock certificates which the Company believes may have been inappropriately issued.  The Company intends to fully explore the transactions and activity related to the certificates in question.  The Company, upon completing its investigation, will respond in accordance to its findings.  If the findings of such investigation result in the cancellation of these certificates, the registered shares of common stock outstanding shall be reduced by 1,500,000.

Stock Transfer Agent

The Company was notified that its current stock transfer agent, Pacific Stock Transfer, has resigned its account as of March 31, 2006.  The Company is interviewing two other stock transfer agents and intends to select one such qualified firm to immediately replace Pacific Stock Transfer.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.  On April 1, 2005, the Company accepted the resignation of Clyde Bailey, PC (“Bailey”), as its independent auditor.  Also on April 1, 2005, the Company engaged Killman Murrell & Company, PC (“Killman Murrell”), as its successor independent audit firm.  Neither the Company, nor anyone acting on the Company’s behalf, consulted Killman Murrell regarding any matters specified in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-B.  The Company's acceptance of Bailey’s resignation and subsequent engagement of Killman Murrell was approved by the Company's Board of Directors.  See Current Report on Form 8-K filed with the Commission on April 5, 2005.

Item 8A.

Controls and Procedures

The Company’s principal executive and financial officers participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.  There were no changes in the Company’s internal controls or changes in other factors that could affect these controls during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.

Other Information

None

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information regarding the Company’s executive officers and directors as of March 15, 2006.  There are no family relationships among any of the Company’s executive officers and directors.

Name	Age	Positions
David Guthrie……………	53	President and Director
Robert Chmiel……………	45	Interim CFO and Director
Joseph Jacobs…………….	58	Secretary, Director and COO
Edward Jennings…………	68	Director
Carl Baker………………..	63	Director
Barry Tackett…………….	31	Director and Controller
Timothy M. Stobaugh……	35	Director
Jesse Shelmire…………...	48	Director
Scott Griffith……………..	50	Director

Mr. Guthrie has spent the majority of his life in entrepreneurial endeavors. He began his career in construction where he was the founder of the first home center in Indianapolis. He, along with his family, developed the business into a sizable contractor supply facility serving the Greater Indianapolis area. From 1976 to 1998, he was the founder and operator of Guthrie Building materials. From 1990 to 1996, he founded and co-managed Guthrie Rental Station. From 1991 to the present, he founded and operated Royal Custom Homes, LLC. He also served as a board member to TruServe (formerly American Hardware & ServiStar) from 1994 to 1996, one of the largest cooperatives in the United States. During his tenure as a board member, this company grew from less than $1 billion in revenue to $5 billion.  From 1996 to 2005, Mr. Guthrie has served as President of Saudi American Minerals, Inc. Mr. Guthrie has recently sold his lumber interest and retired from his TruServe responsibilities. Mr. Guthrie, who holds a BA from Purdue University (1976), is currently President of Consolidated Energy, Inc.

Mr. Chmiel was appointed interim Chief Financial Officer effective January 13, 2006.  Mr. Chmiel is also the CFO and co-founder of SCR Financial Group, Inc., a marketing company which specializes in financial services to the insurance industry.  Since mid 2003, Mr. Chmiel has run his own CFO Consulting firm where he provides CFO services to both public and private companies, typically in the start-up or growth mode. In September 2003, Mr. Chmiel became the CFO for National Coal Corp. (NASDAQ: NCOC), a coal mining company based in Knoxville, TN. Prior to starting his own consulting firm, Mr. Chmiel served as CFO/COO of Brilliant Digital Entertainment, Inc. beginning in 2000 (AMEX: BDE), a publicly-traded software firm. Previously, he was the President/COO and co-founder of Phase2Media, Inc., a privately held Internet advertising sales and marketing firm, and Chief Financial Officer for BarnesandNoble.com (NASDAQ: BNBN) prior to the online bookseller’s IPO. Mr. Chmiel earned his MBA from the Wharton School of Business at the University of Pennsylvania in 1987, and his BA in Economics from The College of the Holy Cross in 1982.

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

Barry W. Tackett is a Certified Public Accountant and owns his C.P.A. firm in Stanville, Kentucky from April 2003 to Current.  Mr. Tackett served as the Company’s Chief Financial Officer from February 2004 until January 12, 2006. Mr. Tackett comes from a family of coal operators and has worked for clients in the coal industry for over ten years. He received his Masters of Accounting from the University of Tennessee in August 2000 and is a member of the Kentucky Society of Certified Public Accountants.

Tim Stobaugh was appointed as a director on January 13, 2006. He joined Gryphon Special Situations Fund as a portfolio manager in May 2004 after spending over 10 years with the investment banking firm of Stonegate Securities, Inc. in Dallas, Texas. In his most recent position at Stonegate, Mr. Stobaugh was responsible for managing the investment banking department’s private placement offerings to institutional investors. Mr. Stobaugh graduated cum laude from Trinity University with a B.S. in Business Administration (Finance) in 1993, and earned the CFA designation in 1998.

Jesse Shelmire was appointed as a director on January 13, 2006. He joined Stonegate Securities, Inc. in May of 1999. He is a co-owner and principal of Stonegate, and currently serves as a Managing Director of Investment Banking. Prior to joining Stonegate, Mr. Shelmire was Managing Director of Investment Banking for First London Securities from 1996 to 1999 where he managed public and private offerings. He began his career at Smith Barney in 1980. Mr. Shelmire received his Bachelor of Science in Economics in 1979 from Wharton School of Business at the University of Pennsylvania.

Scott Griffith was appointed as a director on January 13, 2006. He joined Stonegate Securities, Inc. in 1992. Mr. Griffith is a co-owner and principal of Stonegate Securities, Inc., and serves as a Managing Director of Investment Banking. Prior to joining Stonegate in 1992, Mr. Griffith was a Vice-President at Donaldson, Lufkin, & Jenrette from 1980 to 1988 and a Vice-President at Smith Barney from 1988 to 1992. Mr. Griffith received his Bachelor of Science in Marketing from Florida State University in 1979.

Committees of the Board of Directors

Our board does not have any committees, including an audit committee.  The functions customarily delegated to an audit committee are performed by our full board of directors.  As we do not maintain an audit committee, we do not have an audit committee “financial expert” within the meaning of Item 401(e) of Regulation S-B.

We intend to establish an audit committee, compensation committee, and nominating and corporate governance committee within the next three months.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2005:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Guthrie, President and Director	1	1	0
Joseph Jacobs, Secretary, Director and COO	2	3	0
Barry Tackett, Director, Controller and
Former CFO	2	3	0
Edward Jennings, Director	1	1	0
Carl Baker, Director	1	1	0
Clear Focus, Inc., Former 10% Owner	1	1	0
Jay Lasner, Former 10% Owner	1	1	0

Code of Ethics

We are in the process of adopting a Code of Ethics applicable to all of our Board members and to all of our employees, including our President, Chief Operating Officer and Chief Financial Officer.  The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules.  The Code of Ethics, once formally adopted, will be posted on the Company’s website.  Once formally approved, you may also request a copy of the Code of Ethics by writing or calling us at:

Consolidated Energy, Inc.

Attn:  Investor Relations

76 George Road

Betsy Layne, KY 41605

(859) 488-0070

Item 10.

Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth certain information concerning compensation earned by the Company’s Chief Executive Officer and the other named executive officers (the "named executive officers") who served as executive officers as at the fiscal year ended December 31, 2005, for services as executive officers for the last three fiscal years:

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
David Guthrie,	2005	$416,667	-0-	-0-	-0-	-0-	-0-	-0-
President	2004	$0	-0-	-0-	-0-	-0-	-0-	-0-
	2003	$0	-0-	-0-	-0-	-0-	-0-	-0-

Joseph G. Jacobs,	2005	$382,667	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	2004	$6,000	-0-	-0-	$487,500	-0-	-0-	-0-
	2003	$3,000	-0-	-0-	-0-	-0-	-0-	-0-

Barry W. Tackett,	2005	$268,667	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief Financial	2004	$24,000	-0-	-0-	$487,500	-0-	-0-	-0-
Officer	2003	$4,000	-0-	-0-	-0-	-0-	-0-	-0-

The amounts reflected above for “Restricted Stock Awards” represents the Fair Market Value of the stock received as represented by the closing price of the stock on the date of transfer.

Option Grants in Fiscal Year 2005

The Company did not grant any stock options in 2005.

Aggregated Option Exercises in 2005 and Year End Option Values

None.

Compensation of Directors

Subject to the Company changing its By-Laws, which senior management intends to do, beginning in 2006, the Company has agreed to pay its outside directors $25,000 per year.  Each director, at his or her sole discretion, can elect to be paid in either cash or common stock.  An additional fee, to be determined, will be awarded to directors for service on committees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or the Company’s subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Executive Employment/Consulting Agreements

Effective January 2005, the Company entered into an oral agreement with David Guthrie, the Company’s President and a director, pursuant to which the Company agreed to pay Mr. Guthrie a base salary of $8,667 per month as compensation for his services as the Company’s President.  The Company has not finalized a written employment agreement in connection with Mr. Guthrie’s employment due to the Company’s limited management resources.

Effective January 13, 2006, Robert Chmiel was appointed as the Company’s interim Chief Financial Officer upon the resignation of Barry Tackett on January 12, 2006.  In connection with the Company’s January 13, 2006 private placement, the Company entered into a consulting agreement with RC Financial Group, LLC, pursuant to which Mr. Chmiel was retained as a non-exclusive financial advisor for a term of 24 months.  In addition, the Company issued RC Financial Group, LLC 20,000 shares of common stock in exchange for financial advisory services rendered by Mr. Chmiel during the four months ended December 31, 2005 assisting the Company with a number of issues including, but not limited to, the January 13, 2006 private placement.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 15, 2006, the name, address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 17,975,374 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless other indicated, the address of each beneficial owner listed below is c/o Consolidated Energy, 76 George Road, Betsy Layne, Kentucky 41605.

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned (1)

Executive Officers and Directors:

David Guthrie	750,000	4.2%
President, Director

Robert Chmiel	112,553	0.6%
Interim CFO, Director

Joseph G. Jacobs	351,000	1.9%

Secretary, Director

Edward H. Jennings	25,000	*
Director

Carl G. Baker	25,000	*
Director

Barry W. Tackett	350,000	1.9%
Director

Timothy M. Stobaugh	0	0%
Director

Jesse Shelmire	267,998	1.5%
Director

Scott Griffith	517,998	2.9%
Director

All Directors and Executive Officers as a Group (9 persons)	2,398,549	13.35%

Other 5% Shareholders:

Gryphon Master Fund, L.P. (2) 100 Crescent Court, Suite 490 Dallas, Texas 75201	1,927,942	9.99%

GSSF Master Fund, LP (3) 100 Crescent Court; Suite 475 Dallas, Texas 75201	1,868,147	9.51%

Diatom Energy, LLC (4)	1,182,502	6.6%
1030 Coral Ridge Dr.
Coral Springs, FL 33071

Jeff Miller	994,977	5.5%
1876 Monte Carlo
Coral Springs, FL 33071

* less than 1%

(1)

Applicable percentage ownership as of March 15, 2006 is based upon 17,975,374 shares of common stock outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.  Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person.  "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2)

Includes: (a) 604,442 shares of common stock; and (b) 1,323,500 shares issuable upon the conversion of $1,191,150.00 principal amount of 6% senior secured convertible notes.  E. B. Leon makes the investment decisions on behalf of Gryphon Master Fund, L.P. and has voting control over the securities beneficially owned by Gryphon Master Fund, L.P.

(3)

Includes: (a) 201,480 shares of common stock; and (b) 1,666,667 shares issuable upon the conversion of $1,500,000.00 principal amount of 6% senior secured convertible notes.  Tom C. Davis makes the investment decisions on behalf of GSSF Master Fund, LP and has voting control over the securities beneficially owned by GSSF Master Fund, LP.

(4)

Jay Lasner, a principal of Diatom Energy, LLC, is an indirect beneficial owner of such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have a defined equity compensation plan in place.  However the Company anticipates presenting an employee option plan to its shareholders for vote at its annual shareholder meeting, which the Company anticipates holding sometime in May 2006.

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	1,161,760	$1.70-	-0-

Total	1,161,760	$1.70	-0-

Material Features of Individual Equity Compensation Plans not Approved by Stockholders

On January 3, 2005, the Company issued the following shares of its common stock to the Officers and Directors for services rendered during the year that ended December 31, 2004: 250,000 issued to Joseph Jacobs, COO, Secretary and Director; 250,000 shares to Barry Tackett, CFO and Director, 25,000 shares to Carl Baker, Director and 25,000 shares to Edward Jennings, Director.  The Company recognized a $1,072,500 compensation expense, which approximates the value quoted that day on the Over the Counter Bulletin Board electronic trading exchange.

In January 2005, the Company issued warrants for the purchase of an aggregate of 51,470 shares of the Company’s common stock with a term of five years and an exercise price of $1.70 per share to Stonegate Securities, Inc., a Texas corporation, which the Company refers to as Stonegate, as additional placement agent compensation related to the January 2005 bridge financing.  The warrant issuances were in the form of a warrant issued to Scott R. Griffith and a warrant issued to Jesse B. Shelmire IV, each for the purchase of 25,735 shares.  In February 2005, the Company issued Messrs. Griffith and Shelmire warrants to purchase 1,110,290 shares (555,145 shares each) of common stock with term of five years and an exercise price of $1.70 per share as additional compensation for the placement of the Company’s sale of 6% senior secured convertible notes and related warrants in February 2005 and the exercise of Additional Investment Rights during 2005.  These warrants were exercised on a cashless basis and the Company thereby issued an aggregate of 652,144 shares (326,072 shares each) of common stock to Messrs. Griffith and Shelmire.

Item 12.

Certain Relationships and Related Transactions

Other than the transactions listed below, during the fiscal years ended December 31, 2005, December 31, 2004 and 2003, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company is or is to be party, in which the amount involved exceeds $60,000, and in which any of the Company’s directors or executive officers, or any security holders who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

During the year ended December, 31, 2004, the Company issued 700,000 shares of its common stock to Eastern Land Development Company, Inc., a related party, in exchange for the Copley coal lease.  The 700,000 shares of stock were valued at fair market value of $1,085,000, which represents the closing quoted market value of the stock on the date of acquisition.

In February 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development Company, Inc. and acquired the right to mine an additional approximately 26.0 million tons of proven and probable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The acquisition was booked at $4,875,000, the fair market value of the stock on the date issued

On January 6, 2004, the Company received $275,000 from a related party, Eastern Consolidated Mining, Inc. (“Mining”) as a prepayment for future coal sales.  Mining has a coal sales contract between Mining and a customer.  The Company invoices Mining for coal delivered on a weekly basis. During the year ended December 31, 2004, $751,450 of coal sales were recorded as a result of this agreement.  At December 31, 2004, payable to a related party includes $110,450 due Mining, which represents the balance due on the advance payment of $275,000.  Mining is considered a related party due to the fact that during the time of the transactions, the principals of Mining, when taken as a whole, beneficially owned more than 10% of the common stock of the Company.  Coal sales receipts were not transferred to the Company, the Company invoiced Mining for coal shipped to Mining’s customer.  The Company was reducing its $275,000 obligation to Mining on a per ton basis.  When the Company suspended coal shipments to Mining’s customer, $110,450 was the remaining balance due.

Barry Tackett, appointed as a director and CFO in February 2004, was paid a total of $10,610 for accounting services in fiscal 2005, and $37,509 in fiscal 2004.  In January 2005, Mr. Tackett also received a total of 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  In January 2006, Mr. Tackett resigned as CFO and agreed to serve as the Company’s Controller.  The Company currently has an oral agreement with Mr. Tackett.  Mr. Tackett provides services relating to all aspects of the Company’s accounting needs, including payroll services and general day to day accounting functions.

Jacobs Risk Management, a risk management consulting company operated as a sole proprietorship by one of the Company’s directors and the Company’s Secretary, Joseph G. Jacobs, provides preventative and ongoing compliance support to help insure that the Company remains in compliance with all state and federal regulatory coal mining matters.  Through Jacobs Risk Management, Mr. Jacobs was paid a total of $7,146 in fiscal 2005, and $25,543 in fiscal 2004.  In January 2005, Mr. Jacobs also received 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  The Company currently has an oral agreement with Mr. Jacobs in connection with Jacobs Risk Management’s services.

Steven Hicks, appointed as a director in February 2004, is the owner of CVS, Inc., a coal consulting company.  CVS was paid a total of $15,000 for consulting services in fiscal 2003.  Mr. Hicks resigned as a director in October 2004.

Clear Focus, Inc., one of the Company’s major shareholders, was paid $15,500 for business and management consulting services in fiscal 2004.

In anticipation of the completion of the Company’s planned acquisition, the Company paid a total $15,000 in patent fees for Saudi American in fiscal 2004.

. The Company accrued $133,092 for services through December 31, 2004.  Principals of Kentucky Energy Consultants are minority shareholders of the Company and major shareholders of Saudi American.

In 2004, the Company engaged in a series of transactions related to coal sales with Eastern Consolidated Mining, Inc.  Principals of Eastern Consolidated Mining are minority shareholders of the Company and major shareholders of Saudi American.

On January 13, 2006, Scott Griffith and Jesse Shelmire were appointed to the Company’s Board of Directors.  Messrs. Griffith and Shelmire are both registered representatives of Stonegate Securities, Inc., the placement agent engaged by the Company in connection with the Company’s January 13, 2006 private placement, as well as the placement of securities related to the bridge loan in September and November 2005.  The Company was obligated to pay Stonegate Securities, Inc. a 7% placement agent fee for services rendered in connection with the January 13, 2006 private placement, which Stonegate elected to be paid in the same securities as the institutional investors who participated in the January 13, 2006 transaction.  The Company also paid Stonegate Securities, Inc. a placement agent fee of $825,000 in association with placement of the Company’s sale of 6% senior secured convertible notes and related warrants in February 2005 and the exercise of Additional Investment Rights during 2005.  Also in connection with these placements, the Company issued Messrs. Griffith and Shelmire warrants to purchase 1,110,290 shares (555,145 shares each) of common stock with term of five years and an exercise price of $1.70 per share.  These warrants were exercised on a cashless basis and the Company thereby issued an aggregate of 652,144 shares (326,072 shares each) of common stock to Messrs. Griffith and Shelmire.  Messrs Griffith and Shelmire were also issued warrants to purchase 577,778 shares (288,889 shares each) of common stock with a term of five years and an exercise price of $0.90 per share as additional compensation for their placement agent efforts pursuant to the successful closing of the January 13, 2006 transaction.  These warrants were exercised on a cashless basis in February 2006 and the Company thereby issued an aggregate of 383,856 shares (191,928 shares each) of common stock to Messrs. Griffith and Shelmire.

RC Financial Group LLC was issued 20,000 shares of common stock during the fourth quarter 2005 and first quarter 2006 for financial consulting services.  On January 13, 2006 Mr. Robert Chmiel, a principal of RC Financial Group, LLC, was appointed to the Company’s Board of Directors and interim Chief Financial Officer.  Mr. Chmiel’s agreement with the company is for an annual salary of $150,000 and warrants to purchase 150,000 shares of common stock with a term of five years.  These warrants were exercised on a cashless basis in February 2006 and the Company thereby issued an aggregate of 92,553 shares of common stock to RC Financial Group, LLC.

Item 13.

Building, Equipment and Coal Leases

Building, equipment and coal leases are comprised of the following:

	December, 31
	2005	2004

Building and Equipment	$ 11,864,085	$ 1,761,983
Less Accumulated Depreciation	791,027	246,306
Net Building and Equipment	11,073,058	1,515,677

Warfield Mine Improvements	$ 13,650,179	$ 112,457
Other Leases	1,085,000	1,085,000
	14,735,179	1,197,457
Less Accumulated Depletion and Amortization	(17,829)	(15,000)
Net Coal Leases	$ 14,717,350	$ 1,182,457

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $375,821 and $256,880 respectively.

Item 14.

Exhibits

 (a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

 (a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

 (b)(1) EXHIBITS:

Exhibit Number	Description
3.1

Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).

3.2	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
4.3	Form of 6% Senior Secured Convertible Note (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
4.4	Form of 8% Senior Secured Convertible Note Due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
4.5	Form of Warrant Issued January 13, 2006 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
4.6	Form of Secured Promissory Note Issued January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
10.1	Amendment to Coal Purchase and Sale Agreement (incorporated by reference to Exhibit 10.15a to the Company's Annual Report on form 10-KSB, filed with the SEC on April 15, 2005).
10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.4	Security Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.5	Form of Guaranty (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.6	Form of Additional Investment Rights (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.7	Form of Lockup Agreement (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.8

Promissory Note dated September 23, 2005 issued to Cordillera Fund L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2005).

10.9	Consent and Waiver dated September 23, 2005 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2005).
10.10	Bridge Forbearance dated September 23, 2005 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2005).
10.11	Subordination Agreement entered into as of September 23, 2005 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2005).
10.12

Additional Financing Forbearance Agreement entered into as of October 6, 2005 (incorporated by reference to Exhibit 10.71 to the Company's Current Report on Form 8-K, filed with the SEC on October 13, 2005).

10.13

Securities Purchase Agreement dated January 13, 2006 by and among Consolidated Energy, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.14

Escrow Agreement dated January 13, 2006 by and between Stonegate Securities, Inc., Consolidated Energy, Inc. and Signature Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.15

Registration Rights Agreement dated January 13, 2006 by and among Consolidated Energy, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.16

Security Agreement dated January 13, 2006 by and among Consolidated Energy, Inc., Eastern Consolidated Energy, Inc., Eastern Consolidated Oil and Gas, Inc., CEI Holdings, Inc., Morgan Mining, Inc., Warfield Processing, Inc., Eastern Coal Energies, Inc. and Gryphon Master Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.17

Guaranty dated January 13, 2006 by Eastern Consolidated Energy, Inc., Eastern Consolidated Oil and Gas, Inc., CEI Holdings, Inc., Morgan Mining, Inc., Warfield Processing, Inc. and Eastern Coal Energies, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.18

Lock-Up Agreements of Officers and Directors of Consolidated Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.19

Director Voting Agreement of Officers and Directors of Consolidated Energy, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.20

Charter Amendment Voting Agreement of Officers and Directors of Consolidated Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.21

Forbearance Agreement dated January 13, 2006 by and between Consolidated Energy, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.22

Amended and Restated Security Agreement dated January 13, 2006 by and among Consolidated Energy, Inc., Eastern Consolidated Energy, Inc., Eastern Consolidated Oil and Gas, Inc., CEI Holdings, Inc., Morgan Mining, Inc., Warfield Processing, Inc., Eastern Coal Energies, Inc. and Gryphon Master Fund, L.P. (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.23

Amendment among Eastern Consolidated Energy, Inc. and Kentucky Energy Consultants, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.24

Amendment among Eastern Consolidated Energy, Inc. and New River Energy Sales Company, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.25

Agreement among Consolidated Energy, Inc., CEI Holdings, Inc. and Saudi American Minerals, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.26

Consultant Agreement dated January 1, 2006 by and between Consolidated Energy, inc. and RC Financial Group, LLC (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

10.27	Placement Agent Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on January 14, 2005).
10.28	Amendment to Coal Purchase and Sale Agreement between Kentucky Power Company and Eastern Consolidated Energy, Inc. dated March 8, 2006.

16.1	Letter of concurrence from Clyde Bailey, PC (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 5, 2005).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-131802), filed with the SEC on February 13, 2006).
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 15.

Principal Accountant Fees and Services

Information required by Item 9(c) of Schedule 14A

On April 1, 2005, the Company accepted the resignation of Clyde Bailey, PC, and engaged Killman, Murrell & Co., P.C., as its independent accountant.

Audit Fees

The aggregate fees billed the Company for professional services rendered by Clyde Bailey, PC, the Company’s former principal accountant for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements is $56,500 and $10,000 for the years ended December 31, 2005 and 2004, respectively.  The aggregate fees billed the Company for professional services rendered by Killman, Murrell & Co., P.C., for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements is $80,967 and $39,719 for the years ended December 31, 2005 and 2004, respectively.

Audit-Related Fees

The aggregate fees billed the Company for each of the last two fiscal years for professional services rendered by Clyde Bailey, PC, the Company’s former principal accountant for review and consent for the filing of registration statements is $10,000 and $56,500 for the years ended December 31, 2005 and 2004, respectively.  The aggregate fees billed the Company for each of the last two fiscal years for professional services rendered by Killman, Murrell & Co., P.C., for review and consent for the filing of registration statements is $132,206 and $61,460 for the years ended December 31, 2005 and 2004, respectively.

All Other Fees

There were no other fees billed for products or services provided by the Company’s principal accountant for the fiscal years ended December 31, 2005 and 2004.

Audit Committee Pre-Approval Policies and Procedures

The Company’s Board of Directors currently acts as the Company’s audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED ENERGY, INC.

Date: March 30, 2006	By:	/s/David Guthrie
David Guthrie
President, Principal Executive Officer
and Director

Date: March 30, 2006	By:	/s/Robert Chmiel
Robert Chmiel
Interim Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Guthrie David Guthrie	President, Principal Executive Officer and Director	March 30, 2006

/s/Robert Chmiel Robert Chmiel	Interim Chief Financial Officer, Principal Accounting Officer and Director	March 30, 2006

/s/Joseph Jacobs Joseph Jacobs	Director	March 30, 2006

/s/Edward Jennings Edward Jennings	Director	March 30, 2006

/s/Carl Baker Carl Baker	Director	March 30, 2006

/s/Barry Tackett Barry Tackett	Director	March 30, 2006

/s/Timothy M. Stobaugh Timothy M. Stobaugh	Director	March 30, 2006

/s/Jesse Shelmire Jesse Shelmire	Director	March 30, 2006

/s/Scott Griffith Scott Griffith	Director	March 30, 2006