Form 10KSB/A
period 2005-12-31
CONSOLIDATED ENERGY INC
filed 2006-04-10
CIK 1061985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

Item 2.

Description of Properties


The Company’s current executive office is located at 76 George Rd. Betsy Layne, KY 41605.  The space provided is adequate for the Company’s needs.  The office is leased for $2,000 per month plus utilities, which approximates market rates.  The property is leased from Jacobs Risk Management, a company owned by Mr. Joe Jacobs, the Company’s Chief Operating Officer.  The cost of utilities averages approximately $300 per month.  Effective February 15, 2005, the Company entered into a one year lease for an office in Coral Springs, Florida, with an option to renew for one additional year.  Management determined that there was no need for an administrative office in Florida and closed this office on February 15, 2006.

Coal

The Company’s coal mining operations are conducted in the Eastern Kentucky Central Appalachian Mountain Range, in rock formation consisting primarily of shale, sandstone and blue slate.  Coal seams of economic significance on the leased properties include the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The Alma Seam is permitted and mine-ready.  The Pond Creek Seam which is accessed via three slopes from the Alma seam is permitted and mine-ready.  The Taylor Seam which will be mined via the underground method is currently in the permitting process.  The Coalburg, Richardson and Broas seams are all to be mined using the surface mining method and mining permits for these seams have not yet been submitted.

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


For the year ended December 31, 2005, $2.048 million of the Company’s $2.053 million revenues were derived from coal sales.  The remaining $4,600 was derived from oil and gas sales.


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


For the year ended December 31, 2005, the Company had revenues of $2,052,748, of which $2,048,152 was derived from coal sales and $4,596 was derived from oil and gas sales. Costs and expenses totaled $9,798,241 for a net loss of $7,745,493, or $0.56 per share.  For the year ended December 31, 2004, the Company had revenues of $2,746,983. Costs and expenses totaled $9,160,883 for net loss of $6,413,900 or $0.67 per share.  The approximate $700,000 decrease in revenue for the year ended December 31, 2005 compared to the year ended December 31, 2004 was attributable to the reduction in coal production as a result of the Company’s decision to suspend mining operations as it sought to raise additional funds, and once funds were raised, to spend such funds on the construction of mine ventilation and slopes from the Alma seam to the Pond Creek seam, as well as commence construction of a wash plant.  The Company did not have any oil and gas sales for the year ended December 31, 2004.


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

Item 7.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Consolidated Energy, Inc.

Betsy Layne, KY


We have audited the accompanying consolidated balance sheets of Consolidated Energy, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED ENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2005	2004
REVENUES
Coal Sales	$ 2,048,152	$ 2,746,983
Other Income	4,596	-

TOTAL REVENUES	2,052,748	2,746,983

EXPENSES
Cost of Revenue, Excluding
Depreciation of mine equipment of $375,821 and $256,880 and Amortization of coal leases of $2,829 and $15,000 for the year ended December 31, 2005 and 2004, respectively	3,267,578	3,727,162
Operating Expenses	3,105,265	4,205,518
Liquidated Damages	2,520,833	-
Depreciation and Amortization	684,712	265,394
TOTAL COSTS AND EXPENSES	9,578,388	8,198,074

OTHER INCOME (EXPENSE)
Interest Income	15,922	-
Loss on Sale of Assets	(63,667)	(83,861)
Interest Expense net of $4,714,961 capitalized interest in 2005	(172,108)	(878,948)
TOTAL OTHER INCOME (EXPENSE)	(219,853)	(962,809)

LOSS BEFORE INCOME TAXES	(7,745,493)	(6,413,900)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (7,745,493)	$ (6,413,900)

BASIC AND DILUTED NET (LOSS) PER
COMMON SHARE	$ (0.56)	$ (0.67)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
Basic and Diluted	13,934,322	9,529,560

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

Jacobs Risk Management, a risk management consulting company operated as a sole proprietorship by one of the Company’s directors and the Company’s Secretary, Joseph G. Jacobs, provides preventative and ongoing compliance support to help insure that the Company remains in compliance with all state and federal regulatory coal mining matters.  Through Jacobs Risk Management, Mr. Jacobs was paid a total of $7,146 in fiscal 2005, and $25,543 in fiscal 2004.  In January 2005, Mr. Jacobs also received 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  The Company currently has an oral agreement with Mr. Jacobs in connection with Jacobs Risk Management’s services.  Additionally, the Company leases its executive offices at 76 George Rd. Betsy Layne, KY from Jacobs Risk Management.  The office is leased for $2,000 per month plus utilities, which approximates market rates.

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

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned (1)

Executive Officers and Directors:

David Guthrie	750,000	4.2%
President, Director

Robert Chmiel	112,553	0.6%
Interim CFO, Director

Joseph G. Jacobs	351,000	1.9%

Secretary, Director

Edward H. Jennings	25,000	*
Director

Carl G. Baker	25,000	*
Director

Barry W. Tackett	350,000	1.9%
Director

Timothy M. Stobaugh	0	0%
Director

Jesse Shelmire	518,831	2.9%
Director

Scott Griffith	768,831	4.2%
Director

All Directors and Executive Officers as a Group (9 persons)	2,900,215	16.1%

Other 5% Shareholders:

Gryphon Master Fund, L.P. (2) 100 Crescent Court, Suite 490 Dallas, Texas 75201	1,927,942	9.99%

GSSF Master Fund, LP (3) 100 Crescent Court; Suite 475 Dallas, Texas 75201	1,868,147	9.51%

Diatom Energy, LLC (4)	1,182,502	6.6%
1030 Coral Ridge Dr.
Coral Springs, FL 33071

Jeff Miller	994,977	5.5%
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


Jacobs Risk Management, a risk management consulting company operated as a sole proprietorship by one of the Company’s directors and the Company’s Secretary, Joseph G. Jacobs, provides preventative and ongoing compliance support to help insure that the Company remains in compliance with all state and federal regulatory coal mining matters.  Through Jacobs Risk Management, Mr. Jacobs was paid a total of $7,146 in fiscal 2005, and $25,543 in fiscal 2004.  In January 2005, Mr. Jacobs also received 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  The Company currently has an oral agreement with Mr. Jacobs in connection with Jacobs Risk Management’s services. Additionally, the Company leases its executive offices at 76 George Rd. Betsy Layne, KY from Jacobs Risk Management.  The office is leased for $2,000 per month plus utilities, which approximates market rates.

Steven Hicks, appointed as a director in February 2004, is the owner of CVS, Inc., a coal consulting company.  CVS was paid a total of $15,000 for consulting services in fiscal 2003.  Mr. Hicks resigned as a director in October 2004.

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

10.28

Amendment to Coal Purchase and Sale Agreement between Kentucky Power Company and Eastern Consolidated Energy, Inc. dated March 8, 2006 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10KSB, filed with the SEC on March 31, 2006.

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

CONSOLIDATED ENERGY, INC.

Date: April 7, 2006	By:	/s/David Guthrie
David Guthrie
President, Principal Executive Officer
and Director

Date: April 7, 2006	By:	/s/Robert Chmiel
Robert Chmiel
Interim Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Guthrie David Guthrie	President, Principal Executive Officer and Director	April 7, 2006

/s/Robert Chmiel Robert Chmiel	Interim Chief Financial Officer, Principal Accounting Officer and Director	April 7, 2006

/s/Joseph Jacobs Joseph Jacobs	Director	April 7, 2006

/s/Edward Jennings Edward Jennings	Director	April 7, 2006

/s/Carl Baker Carl Baker	Director	April 7, 2006

/s/Barry Tackett Barry Tackett	Director	April 7, 2006

/s/Timothy M. Stobaugh Timothy M. Stobaugh	Director	April 7, 2006

/s/Jesse Shelmire Jesse Shelmire	Director	April 7, 2006

/s/Scott Griffith Scott Griffith	Director	April 7, 2006