Form 10QSB
period 2006-03-31
CONSOLIDATED ENERGY INC
filed 2006-05-19
CIK 1061985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X   No _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No  X

As of May 8, 2006, the issuer had 17,975,374 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes       No   X

CONSOLIDATED ENERGY, INC.

INDEX TO FORM 10-QSB

Page

PART I

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets as of December 31, 2005 and

 March 31, 2006 (unaudited)

3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and March 31, 2006

4

Condensed Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2005 and March 31, 2006

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis or Plan of Operation

20

Item 3.

Controls and Procedures

43

PART II

OTHER INFORMATION

44

Item 5.

Other Information

44

Item 6.

Exhibits

44

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 9,426	$ 1,031
Accounts receivable	126,771	73,171
Accounts receivable - other	71,417	-
Prepaid and other	72,813	7,754
Total current assets	280,427	81,956

BUILDING, EQUIPMENT AND COAL LEASES
Building and equipment, net of $849,503 and $791,027 Depreciation	9,924,672	11,073,058
Coal Leases, net of $22,697 and $17,829 Amortization	15,454,881	14,717,350
Total building, equipment and coal leases, net	25,379,553	25,790,408

OTHER ASSETS
Restricted cash	121,700	70,800
Prepaid royalty	141,039	70,857
Other assets	25,000	55,800
Total other assets	287,739	197,457
Total Assets	$ 25,947,719	$ 26,069,821

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Cash overdrafts	$ --	$ 23,532
Convertible debentures	707,960	707,959
Accounts payable	1,833,917	1,453,350
Accrued liabilities	1,933,523	6,917,796
Royalties payable	507,674	476,638
Current portion of capital lease	--	1,295,322
Notes payable	126,025	2,172,191
Payable to related parties	590,659	590,659
Total current liabilities	5,699,758	13,637,447

Deferred royalties payable	154,227	157,541
Asset retirement obligations	52,291	34,629
Notes payable – long term portion	5,318,401	11,106,208
Total long-term liabilities	5,524,919	11,298,378
Total Liabilities	11,224,677	24,935,825

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 per value; 50 million shares authorized; 17,975,374 and 14,823,246 shares issued and outstanding	17,975	14,824
Additional paid-in capital	33,757,634	16,680,287
Accumulated deficit	(19,052,567)	(15,561,115)
Total Stockholders’ Equity (Deficit)	$ 14,723,042	$ 1,133,996
Total Liabilities and Stockholder’s Equity (Deficit)	$ 25,947,719	$ 26,069,821

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2006

REVENUES
Coal Sales	$ 433,033	$ 277,040
Other revenue	--	1,800
Total revenue	433,033	278,840

EXPENSES
Cost of sales, excluding depreciation of mine equipment of $113,000 and $203,209, and amortization of coal leases of $2,829and $4,868 for the three months ended March 31, 2005 and 2006, respectively	385,499	1,126,383
Operating expenses	559,891	911,545
Depreciation and amortization	115,829	208,137
Total costs and expenses	1,061,219	2,246,065

LOSS FROM OPERATIONS	(628,186)	(1,967,225)

OTHER INCOME (EXPENSE)
Interest income	3,992	3,747
Loss on sale of assets	--	(506,894)
Interest expense including amortization of debt discount of $2,875 and $663,915	(6,411)	(1,021,080)
Total other income (expense)	(2,419)	(1,524,227)

NET (LOSS)	$ (630,605)	$ (3,491,452)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$ (0.05)	$ (0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,686,939	15,875,984

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the three months ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (630,605)	$ (3,491,452)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and Amortization	115,829	208,137
Stock Issued for Services	-	228,000
Accretion of debt discount	2,875	663,915
Asset Retirement Obligation accretion	-	1,151
Loss on Sale of Assets	-	506,894
Changes in Operating assets and Liabilities
Prepaid Expenses	(93)	(65,059)
Accounts Receivable	-	(125,017)
Prepaid Royalties	(34,501)	(70,184)
Other Assets	5,500	30,800
Cash Overdrafts	(400,623)	(23,532)
Accounts Payable	273,168	17,315
Accrued Liabilities	37,714	409,320
Royalties Payable	(18,476)	31,036
Deferred Royalties Payable	(2,461)	(3,314)
Purchase of Restricted Cash	(1,300)	(50,900)
NET CASH USED BY OPERATING ACTIVITIES	(652,973)	(1,732,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(1,933,883)	(493,845)
Interest Capitalized	(100,093)
Lease Cost Capitalized	(925,690)	(725,888)
NET CASH USED BY INVESTING ACTIVITIES	(2,959,666)	(1,219,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Secured Notes	-	3,302,502
Proceeds From Convertible Debentures	7,097,500	-
Advances from (Payment) to Related Parties	(304,195)	-
Payments on Capital Leases	(137,470)	-
Payments on Notes Payable	(182,737)	(341,484)
Proceeds From Stock Sales	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,473,098	2,961,018

NET (DECREASE) INCREASE IN CASH	2,860,459	8,395
CASH BALANCE, BEGINNING OF YEAR	4,392	1,031
CASH BALANCE, END OF YEAR	$ 2,864,851	$ 9,426
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued interest converted Convertible Debenture	$ -	$ (2,640,000)
Convertible debenture from interest addition	-	2,640,000
Accrued Liabilities settled by issuance of common stock	(2,082,500)	(2,166,662)
Common stock issued for accrued interest	750	1,059
Additional paid-in capital from stock issued	2,081,750	2,165,603
Additions to equipment from capital leases	(1,674,500)	-
Capital leases issued for equipment	1,674,500	-
Common stock issued for debenture conversion	30	-
Additional paid-in capital from debenture conversions	53,854	-
Leases acquired for stock	(2,500)	-
Common stock issued for leases	2,500	-
Reduction in Debt Discount	998,775	-
Additional paid-in capital from lease acquisitions	-	-
Debt Discount acquired on issuance of senior notes	(998,775)	(15,143,903)
Additional paid-in capital from issuance of senior notes	-	6,147,498
Beneficial conversion feature on issuance of convertible debentures

capitalized as interest cost	-	-
Additional paid-in capital from beneficial conversion feature	-	8,996,405
Accrued interest converted to note payable	-	(586,932)
Note payable from accrued interest	-	586,932
Capitalized mine closure costs	-	(16,511)
Asset retirement obligation	-	16,511
Addition Paid-In-Capital for Issue of Stock for Warrants	-	(2,093)
Common Stock Issued for Warrants	-	2,093
Debt discount on Issuance of Convertible Debentures	(2,493,897)	-
Additional Paid-In-Capital from Debt Discount	2,493,897	-
Debenture converted to common stock	(50,000)	-
Accrued interest converted to common stock	(3,884)	-
Reduction in equipment	-	1,076,860
Reduction in Accounts Payable from Sale of Equipment	-	(1,747)
Reduction in Capital Leases from Sale of Equipment	-	(930,322)
Reduction in Accumulated Depreciation from Sale of Equipment	-	(144,791)
Increase in Accounts Payable	-	365,000
Reduction in Capital Leases	-	(365,000)

Supplemental Cash Flow Disclosures
Interest paid in cash	$ 100,093	$ 2,970
Income Taxes	$ -	$ -

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Consolidated Energy, Inc. and consolidated subsidiaries (the “Company”) included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The Company was incorporated in Nevada on December 18, 1996, under the name Barbeque Capital Corp., and engages principally in the business of mining coal in Eastern Kentucky.  The Company’s main business focus is the operation of profitable coal mines and its main customer is American Electric Power, Co.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs, has incurred significant outstanding current obligations and has incurred substantial net losses, thereby raising substantial doubts about its ability to continue as a going concern.  The Company is in the process of raising additional funds to complete the mine development and cover its overhead costs until such time as enough revenue is generated to cover all operating costs.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to the Company’s stockholders.  If such financings are not available when required or are not available on acceptable terms, the Company may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

2.

Notes Payable

The January 2005 Bridge Notes

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

On January 11, 2005, the Company closed a financing transaction for $2,500,000 in bridge financing to be used exclusively for the purchase of equipment and to fund expenditures for the consummation of mining activities at its Warfield Mine operations. The financing consisted of a senior secured promissory note for the face amount of $2,500,000 with an interest rate of 9% per annum and a payment date (principal and interest) of March 31, 2005. Gryphon Master Fund, LP and GSSF Master Fund, LP, both Bermuda limited partnerships, were collectively the payees on the note.  The note was repaid with the proceeds from the Company’s February 2005 financing - see below.

In consideration for the above note, the Company paid a commitment fee of $50,000 to the Gryphon Master Fund and GSSF Master Fund, and a flat fee of $10,000 as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the note, all deducted from the proceeds of funding the note.  As additional consideration, the Company issued to Gryphon Master Fund and GSSF Master Fund a warrant for the purchase of an aggregate of 514,706 shares of the Company’s common stock at an exercise price of $1.70 per share, exercisable for five years.  The warrant also contains so-called "piggyback" registration provisions under which the warrant holder may request that the shares underlying the warrant be included in a registration with respect to an offering of the Company’s securities.

In addition to the above bridge note fees and warrants, the Company paid Stonegate Securities, Inc., a Texas corporation, which the Company refer to as Stonegate, a placement agent fee for a total of $200,000 cash and issued warrants for the purchase of an aggregate of 51,470 shares of the Company’s common stock on the same terms as the warrants issued to Gryphon Master Fund and GSSF Master Fund.  The warrant issuances were in the form of a warrant issued to Scott R. Griffith and a warrant issued to Jesse B. Shelmire IV, each for the purchase of 25,735 shares.  The cash paid and warrants issued were per the terms of a non-exclusive Placement Agency Agreement between the Company and Stonegate.

6% Senior Secured Convertible Notes

On February 24, 2005, the Company entered into a financing transaction for aggregate gross proceeds of $7,000,000, with additional investment rights of up to an additional $7,000,000 (hereinafter, the “6% Notes”), such financing to be used for the purchase of equipment and to fund expenditures for the consummation of mining activities at the Company’s Warfield Mine.  The financing is in the form of 6% senior secured convertible notes for an aggregate total face amount of $7,000,000 and a term of three years.  The 6% senior secured notes may be converted to common stock at a conversion price of $1.70 per share.  Holders of such notes are Gryphon Master Fund, L.P., GSSF Master Fund, LP, Lonestar Partners, L.P., WS Opportunity International Fund, Ltd., WS Opportunity Fund (QP), L.P., WS Opportunity Fund, L.P., Renaissance US Growth Investment Trust PLC, and BFS US Special Opportunities Trust PLC (collectively, the “Holders”).  As additional consideration, the Company issued to each of such holders warrants for the purchase of an aggregate of 2,058,824 shares of the Company’s common stock at an exercise price of $1.70 per share, exercisable for five years.  The conversion price of such notes, and the exercise price of such warrants, are subject to certain normal and customary anti-dilution adjustment provisions and also include a one-time reset date provision with a floor price of $0.90 per share.

In February 2005, simultaneous with the closing of the 6% Note offering, the Company used approximately $2,527,000 of the proceeds of the above offering to repay the January 2005 bridge loan (principal and interest) from Gryphon Master Fund and GSSF Master Fund.  The Company also paid a flat fee of $30,000 to Gryphon Master Fund and GSSF Master Fund as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the 6% Notes and related investment documents. In addition to the above fees related to the issuance of the 6% Notes, the

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Company paid Stonegate a total of $340,000 cash and issued warrants for the purchase of an aggregate of 617,647 shares of the Company’s common stock on the same terms as the warrants issued to the Holders.

During March 2005, two investors in the Company’s February 2005 private placement exercised their additional investment rights for an aggregate of $750,000 in the same 6% senior secured convertible notes that may be convertible into 441,176 shares of the Company’s common stock at an exercise price of $1.70 upon the occurrence of certain events.  In connection with the additional investment, the Company issued warrants for the purchase of 44,116 shares of the Company’s common stock at an exercise price of $1.70 to Stonegate.  In April 2005, Stonegate exercised all of the 713,223 warrants issued through a cashless exercise provision in exchange for the issuance of 485,850 shares of the Company’s common stock.  During June 2005, seven investors exercised their additional investment rights for an aggregate of $6,000,000 in the same 6% senior secured convertible notes that may be convertible into 3,529,411 shares of the Company’s common stock at an exercise price of $1.70 upon the occurrence of certain events.  In July, placement agent warrants issued to Stonegate for the purchase of 352,994 shares issued in connection with the exercise of the additional investment rights were exercised pursuant to cashless exercise provisions for the issuance of 166,290 shares.

In connection with the above transactions, the Company executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of the Company’s assets and properties ("Collateral" as defined in the Security Agreement).  Each of the Company’s subsidiaries has also executed a Guaranty for the Company’s obligations under the 6% Notes.

On July 1, 2005, the Company failed to pay interest as required pursuant the terms of certain 6% senior secured convertible notes and Additional Investment Rights first executed on February 24, 2005 for an aggregate total face amount of $13,750,000, and thereby caused a default under the terms of the notes.

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

January 13, 2006 Private Placement

On January 13, 2006, the Company sold approximately $6.24 million principal amount of 8% senior secured convertible notes due June 30, 2008 to 18 accredited investors (the “8% Notes”).  In connection with the sale of the 8% Notes, the Company issued investors warrants to purchase an aggregate of approximately 3.3 million shares of common stock, calculated as 50% of each investor’s subscription amount divided by $0.90.  Of the $6.24 million principal amount of 8% Notes, the Company received gross proceeds of $3.3 million.  The remaining approximate $2.94 million principal amount was paid by investors as follows: (a) $1.8 million was paid by the cancellation of the September Bridge Notes; (b) $102,000 represents a management fee owed to the lead investor, Gryphon Master Fund, L.P.; (c) $586,000 represents interest accrued on the Company’s 6% Notes and pursuant to certain Additional Investment Rights sold February 24, 2005 and $452,000 as placement agent fees.

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

The Company agreed to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the 6% Notes and the 8% Notes and related warrants on or before February 12, 2006 and cause such registration statement to be declared effective no later than May 31, 2006.  The Company has filed such registration statement, as amended, on Form SB-2 but has not yet been informed by the SEC regarding its effectiveness.

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

Notwithstanding the availability of Rule 144, each investor agreed not to sell, offer or otherwise transfer any shares of the Company’s common stock beneficially owned by them until the earlier of: (a) May 31, 2006, or (b) the date the required registration statement is declared effective by the SEC.

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

Convertible Debentures

The Company has issued a total of $707,959 in convertible debentures, which are convertible into shares of the Company’s common stock at 60% to 70% of the asking price quoted on the OTCBB on the date of conversion.  .

The Company’s notes payable at March 31, 2006 consisted of the following:

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Promissory Notes	Amount Due at March 31, 2006

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $0.90 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $0.90per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured convertible note dated January 13, 2006; interest rate of 8%. Principal and interest are due monthly commencing with June 30, 2006. Principal and interest can be converted into shares of the company’s common stock at $0.90 per share.	6,239,932
Senior secured non-convertible promissory note dated January 13, 2006; Interest rate of 3% per annum compounded annually with principal and interest due upon final maturity date of June 30, 2008.	2,640,000
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	14,100
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	27,358
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	27,614
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	28,202
TOTAL PROMISSORY NOTES	$ 22,727,206
Less: debt discount	(17,282,780)
Less: current portion of notes payable	(126,025)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 5,318,401

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.

Equity Transactions

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

Issuance of Stock Pursuant to the Exercise of Warrants

In January 2005, the Company issued warrants for the purchase of an aggregate of 51,470 shares of the Company’s common stock with a term of five years and an exercise price of $1.70 per share to Stonegate Securities, Inc., as additional placement agent compensation related to the January 2005 bridge financing.  In February 2005, the Company issued to Stonegate warrants to purchase 1,110,290 shares of common stock with term of five years and an exercise price of $1.70 per share as additional compensation for the placement of the Company’s sale of 6% senior secured convertible notes and related warrants in February 2005 and the exercise of Additional Investment Rights during 2005.  These warrants were exercised on a cashless basis at $4.09, the price of the stock on the date the holders exercised the warrants, and the Company thereby issued an aggregate of 652,144 and cancelled warrants to purchase 509,616 shares.

In February and March 2006, the Company issued 2,093,306 shares of common stock and cancelled warrants to purchase 1,208,000 shares of common stock pursuant to the cashless exercise of warrants.  The warrants had an exercise price between $0.90 and $1.70 per share and were cashlessly exercised between $2.35 and $3.20, the price of the stock on the date the holders exercised the warrants.

Issuance of Stock for Services

On March 23, 2005, the Company authorized the issuance of 200,000 shares of its common stock for services, which were performed during the year that ended December 31, 2002.  The value of the stock issued was $1,010,000, which was the fair market value quoted in the Over The Counter Electronic Bulletin Board trading exchange (“OTCBB”), and has been recorded as an expense in the year that ended December 31, 2004, with a corresponding increase in accrued liabilities.

During 2005, the Company issued 110,000 shares of common stock in exchange for consulting services valued at $269,976, the fair market value on the OTCBB on the date the stock was issued.

Issuance of Stock for Mining Lease

In February 2005, the Company issued 2,500,000 shares of its common stock to Eastern Land Development Company, Inc. and acquired the lease right to mine an additional approximately 13.0 million tons of recoverable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.   The acquisition was booked at $4,875,000, the fair market value of the stock on the date issued.

Issuance of Stock for Compensation

On January 3, 2005, the Company issued 550,000 shares of its common stock to the Officers and Directors for services rendered during the year that ended December 31, 2004.  The Company recognized a $1,072,500 compensation expense during 2004, which represents the fair market value of the stock on the OTCBB on the date the stock was issued.

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Registration Statement

The Company entered into a Registration Rights Agreement with the investors in the Company’s 6% Senior Secured Convertible Notes described in Note 2.  The Company was required to file a registration statement  by April 10, 2005, registering the resale of the shares of common stock issuable upon conversion of the 6% Senior Secured Convertible Notes and the common stock issuable upon exercise of the warrants attached to such 6% Senior Secured Convertible Notes.  The Company also was required to cause such registration statement to be declared effective by June 24, 2005 (or July 24, 2005 if reviewed by the SEC).  The Company is required to pay the investors liquidated damages equal to 2% of the purchase price of the securities for each 30 day period (prorated for any period less than 30 days) that such deadlines are not met.  The Company filed the initial registration statement on May 16, 2005 and the registration statement has not yet been declared effective.  As of January 13, 2006, the Company incurred $2.64 million in liquidated damages, and the Company paid such damages by issuing 3% notes on January 13, 2006.  As part of the Company’s January 13, 2006 private placement described under Note 2, the Company will not incur further liquidated damages if the registration statement is declared effective by May 31, 2006.  If the Company does not cause the registration statement to be declared effective by May 31, 2006, it will continue to incur liquidated damages as described above.

4.

Related Party Transactions

Barry Tackett, appointed as a director and CFO in February 2004, was paid a total of $10,610 for accounting services in fiscal 2005.  In January 2005, Mr. Tackett also received a total of 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  In January 2006, Mr. Tackett resigned as CFO and agreed to serve as the Company’s Controller.  The Company currently has an oral agreement with Mr. Tackett.  Mr. Tackett provides services relating to all aspects of the Company’s accounting needs, including payroll services and general day to day accounting functions.

Jacobs Risk Management, a risk management consulting company operated as a sole proprietorship by one of the Company’s directors and the Company’s Secretary, Joseph G. Jacobs, provides preventative and ongoing compliance support to help insure that the Company remains in compliance with all state and federal regulatory coal mining matters.  Through Jacobs Risk Management, Mr. Jacobs was paid a total of $7,146 in fiscal 2005.  In January 2005, Mr. Jacobs also received 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  The Company currently has an oral agreement with Mr. Jacobs in connection with Jacobs Risk Management’s services.  Additionally, the Company leases its executive offices at 76 George Rd. Betsy Layne, KY from Jacobs Risk Management.  The office is leased for $2,000 per month plus utilities, which approximates market rates.

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

5.

Events Subsequent to March 31, 2006

Accounts Receivable Leveraging Agreement

On April 24, 2006, the Company signed an agreement for a Line of Credit with Community Trust Bank, Inc., Pikeville, KY pursuant to which the Company may borrow 80% of its accounts receivable, up

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

to $5 million.  The Company will be required to make monthly payments of interest-only, calculated by multiplying the then principal balance outstanding by an interest rate determined to be Prime Rate plus 1%.

Stock Transfer Agent

In early April, 2006, the Company retained InterWest Transfer Co., based in Salt Lake City, Utah, as its new transfer agent, replacing Pacific Stock Transfer, which resigned its account as of March 31, 2006.

Coal Deliveries to American Electric Power

On April 18, 2006, the Company commenced delivery coal to American Electric Power Co. pursuant to its 36-month coal supply contract for wherein the Company will be supplying 40,000 tons per month to AEP.

Registration Statement on Form SB-2 Filed with the SEC

On April 12, 2006, the Company filed a Registration Statement on Form SB-2, as amended, with the Securities and Exchange Commission (the “SEC”).  The Company received comments from the SEC on April 26, 2006 and filed a second amendment on Form SB-2 on May 8, 2006.  The Registration Statement is seeking to register 35,081,996 shares of common stock for resale by the selling shareholders.  The shares, once registered, include shares which may be issued pursuant to the conversion of notes payable and the exercise of stock purchase warrants.

Proxy Statement

On April 24, 2006, the Company filed and subsequently mailed to shareholders a proxy statement on Schedule 14A with the SEC pursuant to which the Company will conduct its annual shareholders meeting, tentatively scheduled to occur on May 25, 2006.  At the annual meeting, shareholders will be asked to consider and act upon the following matters:

1.

Elect nine (9) existing directors;

2.

Approve an amendment to the Company’s Articles of Incorporation to increase the number of its authorized shares of common stock from 50,000,000 to 100,000,000;

3.

Ratify Killman Murrell & Co., P.C. as the Company’s  auditors; and

4.

Approve the 2006 Stock Award Plan pursuant to which the Company can issue up to 2,000,000 shares.  The Company intends to use the Award Plan to (a) attract competent directors, executive personnel, and other employees, (b) aid in the retention of the services of existing directors, executive personnel, and employees, and (c) provide incentives to all of such personnel.

Cancellation of the Agreement between Saudi American Minerals Inc. and the Company

On May 1, 2006, the Company received a letter from Saudi American Minerals Inc. (“SAMI”) informing it that SAMI was exercising its sole right to immediately terminate the December 30, 2005 agreement between the SAMI and the Company.  The Company accepted SAMI’s termination of the agreement, thus completely eliminating all obligations of SAMI to the Company and/or its subsidiaries, and reciprocally eliminating any obligations of the Company and/or its subsidiaries to SAMI.

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Cancellation of the Agreement between Kentucky Energy Consultants Inc. and the Company

On May 1, 2006, the Company received a letter from Kentucky Energy Consultants Inc. (“KECI”) informing it that KECI was canceling the agreement between KECI and the Company dated July 21, 2003.  The Company accepted KECI’s cancellation of the agreement thus completely terminating all future obligations of KECI to the Company and its subsidiary, Eastern Consolidated Energy, Inc. (“ECEI”), and reciprocally terminating all future obligations of the Company and ECEI to KECI.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis or Plan of Operation” and other information contained in such Form 10-KSB previously filed.  The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Consolidated Energy, Inc. for the three  months ended March 31, 2006 and March 31, 2005.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis or Plan of Operation are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption “Cautionary Statements and Risk Factors.”

Overview

Consolidated Energy, Inc. engages principally in the business of mining coal in Eastern Kentucky.  Our business focus is the operation of profitable coal mines conducted through our wholly-owned coal mining subsidiary, Eastern Consolidated Energy, Inc.  We have the right to mine an estimated 20.0 million tons of recoverable coal pursuant to multiple lease agreements.  We do not own any coal mineral rights.

We are a producer and marketer of Appalachian coal, which is supplied to domestic electric utilities.  After obtaining permits from the U.S. Department of the Interior, we mine properties for the extraction of coal minerals.  We obtain reclamation bonds for each of our producing properties.  These bonds typically take the form of cash deposits with the U.S. Department of the Interior, Office of Surface Mining, or OSM.  At March 31, 2006, $121,700 was on deposit with OSM for reclamation bonds related to our Warfield mining operations.  Coal sales are made through the spot market and through long-term supply contracts.  Over the next 6-12 months, we expect all coal production to be sold solely through existing long-term contracts.  If no other long-term contracts are executed, we anticipate selling any coal not covered by the existing contracts in the spot market.

We have committed nearly 100% of our current anticipated overall run-rate to American Electric Power, Co. (“AEP”).  We have two contracts with AEP, one of which is a 36 month coal supply contract for 40,000 tons per month beginning April 2006.  The second contract is a 12-month contract for approximately 50,000 tons per month, with a 24-month option.  If AEP exercises its option on the second contract, the two contracts combined will account for nearly 100% of our production capacity over the next three years and account for approximately 15% of our current recoverable tonnage.  If AEP does not exercise its option on this second contract, AEP will account for approximately 70% of our production capacity for the first 12 months and approximately 9% of our current recoverable tonnage.

 The coal industry has been highly competitive with very low margins in the past several years.  Recently, the surge in prices for natural gas has made coal more competitive with that alternative energy source, which has enabled coal fired power plants, using the latest clean air compliant scrubber technology, to be price competitive with natural gas fired plants.  We believe this has and will continue to cause increased demand for coal for the foreseeable future, resulting in higher prices and improved margins for our product.   However, the price of coal is very volatile, and there can be no assurances that the price of coal will not drop below current levels.

We do not generate sufficient cash from operations to fund new mine development, and our expansion into new mines therefore depends on our ability to raise the required funds through debt or equity offering.  If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may be unable to expand our mining operations beyond current production levels.

We were incorporated in Nevada on December 18, 1996, under the name Barbeque Capital Corp.  In early October 2002, we entered into an agreement and plan of reincorporation and merger with Consolidated Energy, Inc., a privately-held Wyoming corporation which was incorporated for the sole purpose of merging with Barbeque Capital Corp.  On October 4, 2002 the secretary of state Wyoming issued a certificate of merger acknowledging that Barbeque Capital Corp. (Nevada) had merged into Consolidated Energy Inc. (Wyoming), which became the surviving entity.  On October 14, 2002, the reincorporation was deemed effective and we affected a change in its domicile from Nevada to Wyoming and changed its name from Barbeque Capital Corp. to Consolidated Energy, Inc.  In August 2003, we entered the coal mining business by issuing 3,000,000 shares of our common stock in exchange for all of the issued and outstanding stock of Eastern Consolidated Energy, Inc., a privately-held Kentucky coal mining corporation.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to computing depreciation, amortization, reclamation liability, asset impairment, valuation of non-cash transactions, and recovery of receivables.  Estimates are then based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and the methods of estimating reclamation expenses of actual mining operations in relation to estimated total mineable tonnage on our leased properties.  We believe the following accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition.  Under SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

Mined Coal.  In the case of mined coal which is sold, we negotiate a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment.  We recognize revenue from sales made pursuant to these contracts at the time of delivery.

Accounts Receivable.  Accounts receivable balances are evaluated on a continual basis and allowances, if any, are provided for potentially uncollectible accounts based on our estimate of the collectibility of customer accounts.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required.  Allowance adjustments, if any, are charged to operations in the period in which the facts that give rise to the adjustments become known.  To date, we have not had any customer whose payment was considered past due, and as such, have not recorded any reserves for doubtful collectibility.

Asset Retirement Obligation.  The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan.  Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines.  Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting For Asset Retirement Obligations”.  We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the Office of Surface Mining when we post a predetermined amount of reclamation bonds prior to commencing mining operations.  OSM’s estimates of disturbed acreage are determined based on approved mining plans and related engineering data.  Cost estimates are based upon estimates approved by OSM based on historical costs.  In accordance with SFAS No. 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing.

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience.  At March 31, 2006, we had recorded asset retirement obligation liabilities of approximately $52,291.  While the precise amount of these future costs cannot be determined with certainty, as of March 31, 2006, we estimate that the aggregate undiscounted cost of final mine closure is approximately $121,700.

Beneficial Conversion Feature of Debt and Preferred Stock.   In accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we recognize the value of conversion rights attached to convertible debt and equity instruments.  These rights give the instrument holder the immediate ability to convert debt or preferred equity into common stock at a price per share that is less than the trading price of the common stock to the public.  The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest or preferred stock and is recorded as a discount to the related debt or constructive dividend to preferred stockholders and an addition to additional paid-in capital.  The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R “Share-Based Payment,” a revision to FASB No. 123.  SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small-business filers, SFAS No. 123R will be effective for interim periods beginning after December 15, 2005.  We do not have any current exposure to SFAS No. 123R however we will apply this accounting principle if in the future we issue stock options to employees.

In December 2004, the FASB issued FASB Statement No. 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  We do not believe this Statement will have any impact on our financial statements once adopted.

Results of Operations

Revenues decreased for the three month period ended March 31, 2006 compared to the same three month period in the prior year period because operations were limited in the current period as we transitioned back into a producing entity, having suspended operations during most of 2005 to complete the wash plant facility and complete the ventilation and slope projects.

For the three months ended March 31, 2006, we had revenues of $278,840, of which $277,040 was derived from coal sales and $1,800 was derived from oil and gas sales. Of the approximately $277,000 in coal sales, two customers accounted for 97% of these sales - $160,700, or 58%, was to a regional coal producer and $108,000, or 39%, was to a coal broker.  Costs and expenses totaled $3,770,292 for a net loss of $3,491,452, or $0.22 per share.  For the three months ended March 31, 2005, we had had coal sales of $433,033 and did not have any sales from oil and gas. Costs and expenses totaled $1,063,638 for net loss of $630,605 or $0.05 per share.  The approximate $156,000 decrease in revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was attributable to the fact we had limited production as we completed our construction projects.

For the three months ended March 31, 2006, the cost of revenue was approximately $1.13 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $764,000, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of $42,000, parts and supplies used in the process of coal production of approximately $241,000, transportation costs of approximately $18,000, and royalties and taxes of approximately $62,000.   For the three months ended March 31, 2005, the cost of revenue was approximately $385,500 and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $136,000, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of approximately $27,000, parts and supplies used in the process of coal production of approximately $36,000, transportation costs of approximately $60,000, and royalties and taxes of approximately $79,000.

Operating expenses for the three months ended March 31, 2006 were approximately $911,545 compared to operating expense of approximately $559,800 for the three months ended March 31, 2005.  This approximately $351,700 increase was mainly attributable to an increase of approximately $213,000 in consulting and professional fees from $239,000 for the three month period in 2005 compared to $452,000 for the same three month period in 2006.   Officer salaries and related expenses increased from $35,800 for the three month period ended March 31, 2005 to approximately $104,300 for the three month period ended March 31, 20006 due to additional officers being added to our payroll as we scaled management for the re-commencement of coal production.

Restatement of March 31, 2005 Balances

On January 3, 2005, we issued 2,500,000 shares of our common stock for additional coal seams on the Dempsey Lease, to certain shareholders who at the time were deemed to be controlling shareholders.  The 2,500,000 shares of stock were valued and originally booked at par value of $2,500 which approximated the cost basis of the Lease in the hands of the controlling shareholders.  In November 2005, we discovered the error and the correction is reflected in our financial statements for the fiscal year ended December 31, 2005 which reflect the 2,500,000 shares of stock valued at fair market of $4,875,000 which represents the closing quoted market value of our stock on the date of the acquisition of the additional seams.  As summarized below, the restatements only affected the value of certain balance sheet items and accordingly, did not result in a change to earnings.

The following sets forth the balance sheet items affected by these changes:

	As		As
	Reported	Restatement	Restated
	3/31/05	Adjustment	3/31/05
Coal Leases, Net of Amortization	$ 1,343,266	$ 5,956,800	$ 7,300,066
Additional Paid-in-Capital	$ 8,315,536	$ 5,956,800	$14,272,336

Related Party Transactions

Barry Tackett, appointed as a director and CFO in February 2004, was paid a total of $10,610 for accounting services in fiscal 2005.  In January 2005, Mr. Tackett also received a total of 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  In January 2006, Mr. Tackett resigned as CFO and agreed to serve as our Controller.  We currently have an oral agreement with Mr. Tackett.  Mr. Tackett provides services relating to all aspects of our accounting needs, including payroll services and general day to day accounting functions.

Jacobs Risk Management, a risk management consulting company operated as a sole proprietorship by one of our directors and our corporate Secretary, Joseph G. Jacobs, provides preventative and ongoing compliance support to help insure that we remain in compliance with all state and federal regulatory coal mining matters.  Through Jacobs Risk Management, Mr. Jacobs was paid a total of $7,146 in fiscal 2005.  In January 2005, Mr. Jacobs also received 225,000 shares for consulting services in fiscal 2004 valued at $438,750.  We currently have an oral agreement with Mr. Jacobs in connection with Jacobs Risk Management’s services.  Additionally, we lease our executive offices at 76 George Rd. Betsy Layne, KY from Jacobs Risk Management.  The office is leased for $2,000 per month plus utilities, which approximates market rates.

During the calendar fourth quarter 2005 and the calendar first quarter of 2006, we issued 20,000 shares to RC Financial Group, LLC for consulting services rendered.  As a result, we recognized a $25,200 consulting expense in 2005 and have booked a $10,500 consulting expense in 2006.  Robert Chmiel is the sole owner of RC Financial Group, LLC and is our current interim chief financial officer.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of approximately $9,500.  As of March 31, 2006, we had negative working capital of approximately $5.4 million.  We expect a significant use of cash during the remaining three calendar quarters of 2006, as we continue to expand our coal mining operations.  We anticipate the need to acquire additional assets and/or mining operations, and may be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on the Company’s spending program.  In March 2006, the Company entered into a Memorandum of Understanding for a Line of Credit with Community Trust Bank, Inc., Pikeville, KY pursuant to which the Company may borrow 80% of its accounts receivable, up to $5 million.  The Company will be required to make monthly payments of interest-only, calculated by multiplying the then principal balance outstanding by an interest rate determined to be the Prime Rate plus 1%.  The Company received approval from greater than 60% of its outstanding note holders, as required by its January 2006 agreement prior to incurring any additional indebtedness, and subsequently signed the Line of Credit Agreement on April 24, 2006.

To date, we have funded operations primarily through the issuance of notes payable and convertible debentures.  We have also issued stock for services in lieu of cash.  In September and November 2005, we obtained a $1.8 million bridge loan.  This allowed us to continue operating through the middle of January 2006.  Subsequently in January 2006, we were able to secure additional financing with terms agreeable to the Bridge Note holders which transferred the bridge note into the additional funding.   In April 2006, we entered into a Line of Credit Agreement, the terms of which allow us to borrow up to 80% of our accounts receivable, not to exceed $5 million.  Now that (i) the wash plant is complete, (ii) we have re-commenced coal production in the Pond Creek seams, generating approximately 20,000 tons per month, and (iii) we have commenced selling coal pursuant to our sales contract with AEP, we believe we now have enough cash, and the availability of cash pursuant to this Line of Credit, to continue operations through the end of June 2006 with no further influx of cash.  However, we estimate that our monthly production must exceed 40,000 tons per month in order for us to generate cash flow from operations sufficient enough for us to service our debt and conduct our operations without any additional outside sources of capital, and would require an additional approximately $2 million to achieve this production level.  As such, we are seeking additional capital in order to expand our operations, with a goal to raise approximately $5 million, which would allow us to produce approximately 80,000 to 100,000 tons per month, subject to the availability of capital at terms favorable to us.  If we are unable to secure adequate financing to produce in excess of 30,000 tons per month, then we will scale back operations to reduce operating expenditures.  No assurances, however, can be made that we will reduce costs enough to continue operations and may be forced to suspend or completely cease operations, the results of which may be detrimental to our shareholders and existing note holders.

As of March 31, 2006, we had not established revenues sufficient to cover our operating costs, and there remains substantial doubt about our ability to continue as a going concern consistent with the report of our auditor at December 31, 2005.  At this filing date however, we believe we have sufficient capital to fund our operations on a go forward basis, however we do not have adequate funds to repay existing indebtedness nor do we have sufficient capital to repay past liabilities or trade payables.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to us or our stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.  If such funding is received and we successfully complete the planned increase in production, we believe we will have adequate resources for operations for the next twelve months. If such funding is not received, we may be forced to suspend or cease operations.

Cash Flows

We currently satisfy our working capital requirements through cash flows generated from the sale of coal as well as the sale of notes payable and convertible debentures.  For the three months ended March 31, 2006, we had a net increase in cash of approximately $8,400.  Cash flows from operating, financing and investing activities for the three months ended March 31, 2005 and March 31, 2006 are summarized in the following table:

Activity	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006

Operating activities	$ (652,973)	$ (1,732,890)
Investing activities:	(2,959,666)	(1,219,733)
Financing activities	6,473,098	2,961,018
Net increase (decrease) in cash	$ 2,860,459	$ 8,395

Operating Activities

The net cash used in operating activities of approximately $1,732,890 during the three months ended March 31, 2006 was primarily the result of the net loss of approximately $3.49 million and increases in accounts receivable of approximately $125,000 offset by an increase in accrued liabilities of approximately $0.4 million as we completed our slope construction and wash plant projects and commenced coal sales, an increase in accounts payable and royalties payable of approximately $48,000 and non-cash expenses of approximately $1.6 million.  The non-cash expenses recorded during the period primarily included approximately $208,000 for depreciation and amortization and $228,000 of non-cash consulting and compensation expenses related to the issuance of common stock for services rendered, accretion of debt discount of $665,000 and $506,894 of gain on sale of capital assets.

The net cash used in operating activities of approximately $653,000 during the three months ended March 31, 2005 was primarily the result of the net loss of approximately $630,500 partially offset by an increase in accounts payable and accrued liabilities of approximately $310,700 and non-cash expenses of approximately $119,000 of which $2,875 was the non-cash amortization of debt discount and $116,000 for depreciation and amortization.

Investing Activities

Approximately $1.22 million of the cash used in investing activities during the three months ended March 31, 2006 was due primarily to the addition of approximately $494,000 of property, plant and equipment, and $726,000 pursuant to the capitalization of lease costs.  To the extent that we make additional asset acquisitions in the three remaining quarters of 2006 similar to our investing activities in the past year, we will need to raise additional cash from outside sources.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to us or our stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

For the three months ended March 31, 2005, $2.96 million of cash was used in investing activities resulted primarily from the purchase of equipment of approximately $1.93 million, approximately $100,100 of capitalized interest and $925,700 pursuant to the capitalization of lease costs.

Financing Activities

On January 11, 2005, we closed a financing transaction for $2,500,000 in bridge financing to be used exclusively for the purchase of equipment and to fund expenditures for the consummation of mining activities at our Warfield Mine operations. The financing consisted of a senior secured promissory note for the face amount of $2,500,000 with an interest rate of 9% per annum and a payment date (principal and interest) of March 31, 2005. Gryphon Master Fund, LP and GSSF Master Fund, LP, both Bermuda limited partnerships, were collectively the payees on the note.  The note was repaid with the proceeds from our February 2005 financing - see below.

In consideration for the above note, we paid a commitment fee of $50,000 to the Gryphon Master Fund and GSSF Master Fund, and a flat fee of $10,000 as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the note, all deducted from the proceeds of funding the note.  As additional consideration, we issued to Gryphon Master Fund and GSSF Master Fund a warrant for the purchase of an aggregate of 514,706 shares of our common stock at an exercise price of $1.70 per share, exercisable for five years.  The warrant also contains so-called "piggyback" registration provisions under which the warrant holder may request that the shares underlying the warrant be included in a registration with respect to an offering of our securities.

In addition to the above bridge note fees and warrants, we paid Stonegate Securities, Inc., a Texas corporation, which we refer to as Stonegate, a placement agent fee for a total of $200,000 cash and issued warrants for the purchase of an aggregate of 51,470 shares of our common stock on the same terms as the warrants issued to Gryphon Master Fund and GSSF Master Fund.  The warrant issuances were in the form of a warrant issued to Scott R. Griffith and a warrant issued to Jesse B. Shelmire IV, each for the purchase of 25,735 shares.  The cash paid and warrants issued were per the terms of a non-exclusive Placement Agency Agreement between us and Stonegate.

On February 24, 2005, we entered into a financing transaction for aggregate gross proceeds of $7,000,000, with additional investment rights of up to an additional $7,000,000 (hereinafter, the “6% Notes”), such financing to be used for the purchase of equipment and to fund expenditures for the consummation of mining activities at our Warfield Mine.  The financing is in the form of 6% senior secured convertible notes for an aggregate total face amount of $7,000,000 and a term of three years.  The 6% senior secured notes may be converted to common stock at a conversion price of $1.70 per share.  Holders of such notes are Gryphon Master Fund, L.P., GSSF Master Fund, LP, Lonestar Partners, L.P., WS Opportunity International Fund, Ltd., WS Opportunity Fund (QP), L.P., WS Opportunity Fund, L.P., Renaissance US Growth Investment Trust PLC, and BFS US Special Opportunities Trust PLC (collectively, the “Holders”).  As additional consideration, we issued to each of such holders warrants for the purchase of an aggregate of 2,058,824 shares of our common stock at an exercise price of $1.70 per share, exercisable for five years.  The conversion price of such notes, and the exercise price of such warrants, are subject to certain normal and customary anti-dilution adjustment provisions and also include a one-time reset date provision with a floor price of $1.00 per share.

In February 2005, simultaneous with the closing of the 6% Note offering, we used approximately $2,527,000 of the proceeds of the above offering to repay the January 2005 bridge loan (principal and interest) from Gryphon Master Fund and GSSF Master Fund.  We also paid a flat fee of $30,000 to Gryphon Master Fund and GSSF Master Fund as reimbursement for fees and expenses incurred in connection with the negotiation, preparation and delivery of the 6% Notes and related investment documents. In addition to the above fees related to the issuance of the 6% Notes, we paid Stonegate a total of $340,000 cash and issued warrants for the purchase of an aggregate of 617,647 shares of our common stock on the same terms as the warrants issued to the Holders.

During March 2005, two investors in our February 2005 private placement exercised their additional investment rights for an aggregate of $750,000 in the same 6% senior secured convertible notes that may be convertible into 441,176 shares of our common stock at an exercise price of $1.70 upon the occurrence of certain events.  In connection with the additional investment, we issued warrants for the purchase of 44,116 shares of our common stock at an exercise price of $1.70 to Stonegate.  In April 2005, Stonegate exercised all of the 713,223 warrants issued through a cashless exercise provision in exchange for the issuance of 485,850 shares of our common stock.  During June 2005, seven investors exercised their additional investment rights for an aggregate of $6,000,000 in the same 6% senior secured convertible notes that may be convertible into 3,529,411 shares of our common stock at an exercise price of $1.70 upon the occurrence of certain events.  In July, placement agent warrants issued to Stonegate for the purchase of 352,994 shares issued in connection with the exercise of the additional investment rights were exercised pursuant to cashless exercise provisions for the issuance of 166,290 shares.

In connection with the above transactions, we executed a security agreement (the "Security Agreement") giving the Holders a security interest in and to any and all of our assets and properties ("Collateral" as defined in the Security Agreement).  Each of our subsidiaries has also executed a Guaranty for our obligations under the 6% Notes.

The proceeds received from the financing described above were budgeted to allow us to:

•

access the Pond Creek coal seam at Warfield;

•

acquire the equipment necessary to mine the Pond Creek seam;

•

prepare to construct a coal washing facility at Warfield; and

•

begin engineering and permitting of other coal seams at Warfield.

A portion of the proceeds received from the transactions were used to provide working capital and materials necessary to construct three slopes and the ancillary ventilation necessary to allow us to access the Pond Creek coal seam.  This construction project was originally scheduled to be near completion by the end of the third quarter 2005.  The schedule to complete this project was adjusted for the end of January 2006.  The slope construction project did conclude in February, 2006, and we experienced additional costs related to equipment repairs and additional costs associated with the substantial time required to handle the thousands of cubic yards of material associated with a geological fault encounter.

A portion of the net proceeds were used to prepare the site and to secure the equipment associated with the planned coal washing facility.  The wash plant construction project was initiated in mid March 2005.  The initial plan provided for a certain location and equipment type.  However, during the rework of the Pond Creek project, management was able to negotiate to have a significant amount of Alma coal washed by third parties.  Management sought to have this product washed in order to verify the laboratory reports obtained earlier.  Information obtained during this process indicated that we could potentially realize greater profits from the washed coal if some adjustments were made to the initial wash plant plans.  In early June 2005, management determined to change the design, final location, and overall size of the proposed wash plant to accommodate this new information.  As a result of these changes, the overall budgeted cost of the wash plant was increased by approximately 12.5% (from $4 million to $4.5 million) and completion was delayed.  The wash plant became operational in late March 2006 at a total cost of approximately $6.4 million.

Recent Financing Developments

6% Senior Secured Convertible Notes

On July 1, 2005, we failed to pay interest as required pursuant the terms of the 6% Notes including the Additional Investment Rights first executed on February 24, 2005 for an aggregate total face amount of $13,750,000, and thereby caused a default under the terms of the notes.

Subsequently, and in order to secure additional financing for continuing operations, on September 23, 2005, we executed a promissory note (the "September Bridge Note") payable to Cordillera Fund L.P. for an aggregate principal amount of up to $1,500,000.  On November 24, 2005 the existing September Bridge Note holders and we agreed to increase the amount of debt by $300,000 to a total of $1,800,000.  The September Bridge Note was subsequently cancelled on January 13, 2006 and exchanged for an investment in our 8% senior secured convertible notes and warrants. See below for a description of the material terms of this 8% transaction.

In connection with the September Bridge Note, we entered into a Consent and Waiver with the Holders of the 6% Notes, whereby they consented to the September Bridge Note transactions and waived, until resolution of the September Bridge Note transactions, the application of any of the provisions of the 6% Notes and related transaction documents.  We also entered into a Subordination Agreement in connection with the September Bridge Note, whereby Cordillera Fund L.P. agreed to subordinate the September Bridge Note to the prior payment in full in cash of the 6% Notes.  In addition, the Holders of the 6% Notes entered into a Bridge Forbearance with us whereby they agreed to forebear from exercising any of their rights or remedies under the 6% Notes and the related securities purchase agreement, security agreement and any other related transaction documents for a period of ten business days.

On October 6, 2005, the holders of the 6% Notes signed an extension to the Bridge Forbearance until the earliest to occur of the following: (i) November 18, 2005, (ii) the expiration and termination of the September Bridge Note, or (iii) the completion by us of a new financing.  As described below, on January 13, 2006, the 6% Note holders signed another forbearance agreement pursuant to which, among other things, they agreed to waive our prior defaults on the 6% Notes.

January 13, 2006 Private Placement

On January 13, 2006, we sold approximately $6.24 million principal amount of 8% senior secured convertible notes due June 30, 2008 to 18 accredited investors (the “8% Notes”).  In connection with the sale of the 8% Notes, we issued investors warrants to purchase an aggregate of approximately 3.3 million shares of common stock, calculated as 50% of each investor’s subscription amount divided by $0.90.  Of the $6.24 million principal amount of 8% Notes, we received gross proceeds of $3.4 million.  The remaining approximate $2.94 million principal amount was paid by investors as follows: (a) $1.8 million was paid by the cancellation of the September Bridge Notes; (b) $102,000 represents a management fee owed to the lead investor, Gryphon Master Fund, L.P.; (c) $586,000 represents interest accrued on our 6% Notes, and $452,000 as placement agent fees.

The 8% Notes have a final maturity date of June 30, 2008, accrue interest at the rate of 8% per annum, are secured by all of our properties and assets and the properties and assets of each of our subsidiaries, and are guaranteed by each of our subsidiaries.  The 8% Notes rank pari passu with our outstanding 6% Notes.  Interest may be paid either in cash or with shares of our common stock in our sole discretion.  Holders of the 8% Notes have the right to convert the outstanding principal amount into shares of our common stock from time to time based on a conversion price of $0.90, subject to adjustment.  Beginning July 1, 2006, on the first day of each month we are required to redeem 1/24th of the outstanding principal of the 8% Notes (the “Monthly Redemption Amount”).  If the transaction is registered on an effective registration statement and certain other conditions are satisfied, we may pay the Monthly Redemption Amount with shares of common stock based on a conversion price equal to the lesser of (a) the then conversion price and (b) 80% of the daily volume weighted average price of the common stock for the 10 consecutive trading days prior to the applicable monthly redemption date.  In the event our annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million, the conversion price of the 8% Notes will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006.  In addition, if we issue or commit to issue or distribute new securities at a price per share less than the current market price or the current conversion price, then the conversion price will be adjusted to reflect such lower price.  The conversion price is also subject to adjustment for stock dividends, stock splits, stock combinations and similar dilutive transactions.

The warrants issued in connection with the 8% Notes have an exercise price of $0.90 per share and are exercisable until January 14, 2011.  Holders may exercise the warrants on a cashless basis after the first anniversary of the initial issuance date and then only in the event that a registration statement covering the resale of the warrant shares is not then effective.  In the event our annualized EBITDA for the two fiscal quarters ending December 31, 2006 (the “Annualized EBITDA”) is less than $17 million, the exercise price of the warrants will be reset to equal the greater of (a) $0.30 or (b) a price determined by the following formula: [3 * X/Y], where X equals the Annualized EBITDA and Y equals the number of shares of common stock outstanding on a fully diluted basis on December 31, 2006.  In addition, if we issue or commit to issue or distribute new securities at a price per share less than the current market price or the current exercise price, then the exercise price will be adjusted to reflect such lower price.  The exercise price is also subject to adjustment for stock dividends, stock splits, stock combinations and similar dilutive transactions.

The investors have agreed to restrict their ability to convert the 8% Notes and exercise the warrants such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of common stock.

We agreed to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the 6% Notes and the 8% Notes and related warrants on or before February 12, 2006 and cause such registration statement to be declared effective no later than May 31, 2006.  We have filed such registration statement, as amended, on Form SB-2 but have not yet been informed by the SEC regarding its effectiveness.

Notwithstanding the availability of Rule 144, each investor agreed not to sell, offer or otherwise transfer any shares of our common stock beneficially owned by them until the earlier of: (a) May 31, 2006 or (b) the date the required registration statement is declared effective by the SEC.

The parties also entered into an amended and restated security agreement reflecting the pari passu nature of the 6% Notes with the 8% Notes.

In lieu of cash payment of accrued but unpaid interest due pursuant to the 6% Notes, we issued holders notes and warrants pursuant to the terms of the January 13, 2006 private placement.

In addition, we issued non-convertible promissory notes to Holders of the 6% Notes in the aggregate principal amount of $2,640,000 which represents liquidated damages which had accrued and is payable pursuant to the February 24, 2005 registration rights agreement.  The promissory notes bear interest at the rate of 3% per annum, compounded annually.  The full amount of principal and interest is due on June 30, 2008.  Our obligations pursuant to the promissory notes are secured by all of our properties and assets and the properties and assets of each of our subsidiaries pari passu with the 6% Notes and 8% Notes.

On October 27, 2005, we borrowed $329,190 from Community Trust Bank, Pikeville, KY to purchase mining equipment.  The note had a maturity date of January 27, 2006 and an annual interest rate of the Prime Rate plus one percent (1%), calculated on the basis of an assumed 360-day year for the actual number of days elapsed.  The note plus all accrued interest was paid in full on January 20, 2006.

Issuance of Stock

In February 2005, we issued 2,500,000 shares of its common stock to Eastern Land Development Company, Inc. and acquired the right to mine an additional approximately 13.0 million tons recoverable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The acquisition was booked at $4,875,000, the fair market value of the stock on the date issued.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payment due by period
		Less than	1 to 3	3 to 5	After 5
	Total	1 year	years	years	Years
Notes payable	$22,727,205	$ 1,913,217	$20,813,988	$ -	$ -
Convertible Debentures	707,959	707,959	-	-	-
Operating leases	110,298	65,803	44,495	-	-
Capital leases	0	0	-	-	-
Employment obligations	850,968	850,968	-	-	-
Total contractual obligations	$24,396,430	$ 3,537,947	$20,858,483	$ -	$ -

Our notes payable at March 31, 2006 consisted of the following

Promissory Notes	Amount Due at March 31, 2006

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $0.90 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $0.90per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured convertible note dated January 13, 2006; interest rate of 8%. Principal and interest are due monthly commencing with June 30, 2006 Principal and interest can be converted into shares of the company’s common stock at $0.90 per share.	6,239,932
Senior secured non-convertible promissory note dated January 13, 2006; Interest rate of 3% per annum compounded annually with principal and interest due upon final maturity date of June 30, 2008.	2,640,000
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	14,100
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	27,358
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	27,614
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	28,202
TOTAL PROMISSORY NOTES	$ 22,727,206
Less: debt discount	(17,282,780)
Less: current portion of notes payable	(126,025)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 5,318,401

We rent mining equipment pursuant to an operating lease agreement, and made lease payments totaling $15,000 during the three months ended March 31, 2006.

Off-Balance Sheet Arrangements

At March 31, 2005 and March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our mining operations began in September 2003 when we acquired our current mining operation in Kentucky.  Since that time, we have had nominal production and development operations.  Since inception of our current business in September 2003 through March 31, 2006 we have had only $5,728,176 in revenue.  Accordingly, our success is dependent on our ability to manage further mine development, increase production levels and achieve profitable sales with the resources we have available or can secure. In addition, we will have to adjust our planning to changing conditions in the highly competitive coal industry. None of these requirements for success can be demonstrated by our performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations.

Our financial status creates substantial doubt whether we will continue as a going concern.  If we do not continue as a going concern, investors will lose their entire investment.

We have suffered recurring losses from operations and we have limited capital resources.  We reported net losses totaling $4,543,739, and $630,605 for the three months ended March 31, 2006 and the fiscal year ended December 31, 2005, respectively.  Because of these factors, the accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates realization of assets and the liquidation of liabilities in the normal course of business.  There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.  If adequate working capital is not available we will be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

OUR MANAGEMENT AND AUDITORS HAVE IDENTIFIED SIGNIFICANT DEFICIENCIES IN OUR INTERNAL CONTROLS THAT, IN AGGREGATE, CONSTITUTED A MATERIAL WEAKNESS IN THE DESIGN AND OPERATION OF OUR INTERNAL CONTROLS AS OF DECEMBER 31, 2004, WHICH, IF NOT PROPERLY REMEDIATED COULD RESULT IN MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS IN FUTURE PERIODS.

Our independent auditors, Killman, Murrell & Company, P.C. issued a letter to the audit committee of our board of directors and our management in which they identified certain matters that they consider to constitute a material weakness in the design and operation of our internal controls as of December 31, 2004. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Below is a description of each of the material weaknesses which were identified.

•

During the year ended December 31, 2004, a bank account was maintained by an individual who is not an officer, employee or director. During the 2004 audit, it was determined that certain fourth quarter transactions for this account were not properly reflected on our books and records, however we were able to record these transactions prior to closing our books for the year ended December 31, 2004.  We have since revised our banking practices to ensure that the books and records will be properly maintained to reflect all transactions in a timely fashion. All bank accounts are now properly maintained by an officer, employee or director of the company.

•

During the year ended December 31, 2004, equipment purchases were authorized by an individual who is not an officer, employee or director, without prior approval by an officer or the board of directors. We have since revised our authorization procedures to require prior approval of purchases by an authorized officer up to $5,000, and by the board of directors above that amount.

•

Since inception, we have had transactions with certain of our common shareholders, including the issuance of common stock for the assignment of coal leases. We initially reported the transactions at historical cost basis as determined under GAAP because we believed this was the appropriate valuation method for such transactions, believing that the fair value of the stock issued or assets acquired was not objectively measurable.  In November 2005 we discovered that we incorrectly accounted for those transactions and we changed the accounting for the transactions to the “market value” methodology, which caused us to restate our financial statements for the year ended December 31, 2004 and the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

•

Since inception, we have issued common stock for consulting services rendered to us. The valuation of this stock has been inconsistent and not necessarily related to the stock's market price.  As a result, we restated our Statement of Operations for the fiscal year ended December 31, 2004 to reflect a $145,100 increase in consulting expenses. We will henceforth value such issuances based on the listed closing price of the stock on the date we agree to issue such stock without any discount or adjustment.

•

We have received cash advances from individuals based on future promises to repay the cash advances based on coal mined from our Warfield lease. We improperly recorded these advances as loans (notes payable) instead of the sale of mineral interests.  We discovered and corrected this error in 2005 and as a result we restated our Statement of Operations for the fiscal year ended December 31, 2004 to reflect a $31,900 increase in cost of revenue expenses and a $129,100 decrease in our depreciation and amortization expenses.  Henceforth, we will review any such transactions in detail to ascertain the appropriate accounting treatment.

As of March 31, 2006, we believe we have addressed and remediated these material weaknesses through enhanced supervisory review and improvements in our internal accounting processes and procedures. If we become aware of other material weaknesses in our internal controls in the future, it is possible that a material misstatement of our annual or interim financial statements will not be prevented or detected. Any failure in preventing or detecting a material misstatement of our annual or interim financial results could have a material adverse effect on our stock price and on our results of operations.

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

As of March 31, 2006, we had current liabilities totaling $5,878,024 and long-term liabilities totaling $5,940,874.  We also have significant lease and royalty obligations.  On July 1, 2005, we failed to pay interest as required pursuant the terms of our 6% senior secured convertible notes (the “6% Notes”) executed on February 24, 2005 for an aggregate total face amount of $7,000,000, and thereby caused a default under the terms of such notes.  As a result of the event of default, the holders of the notes could have declared the entire outstanding principal amount immediately due and payable along with any interest accrued thereon.  On September 23, 2005, we entered into a Consent and Waiver Agreement with the 6% note holders, pursuant to which they consented to a $1.5 million bridge note financing and waived the application of default provision under the 6% Notes for a period of ten business days.  The waiver was extended to November 18, 2005.  On January 13, 2006, the holders of the 6% Notes waived the prior defaults in connection with a private placement of 8% senior secured convertible notes.  If we default again, the note holders will have the right to take immediate possession of all of our assets.  Based on past experience with the current lenders, we believe additional waivers will be granted by the lenders, if necessary.

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

We have only recently re-commenced mining operations at our Warfield Mine and we have not been able to generate any significant revenue from such mining operations.

In January 2005, we suspended production at our Warfield Mine to construct three slopes and the ancillary ventilation necessary to allow us to access the Pond Creek coal seam.  As a result, there has been minimal production at the mine since February 2005.  In late March 2006 we substantially completed the coal wash facility and in early April 2006 we re-commenced mining operations.  If we are not able to generate significant revenue from coal sales related to our Warfield Mine as expected, it could have a material adverse effect on our results of operations, and greatly reduce our ability to continue as a going concern.

A small number of customers account for a significant portion of our revenue and if we are unable to maintain our current customer base or attract a new customer base, we will be required to curtail or cease operations.

For the three months ended March 31, 2006, all of our sales were to three customers: Cinergy accounted for 6% of total coal sales, American Electric Power accounted for 84% of coal sales and New River Energy accounted for 10% of coal sales.  We have a 36 month contract for coal sales to, American Electric Power for 40,000 tons per month beginning April, 2006.  We have an additional 12 month contract with American Electric Power, with a 24 month option for 50,000 tons per month.  If American Electric Power exercises its option on this contract, the two contracts combined will account for nearly 100% of our production capacity over the next three years and account for approximately 15% of our current recoverable reserves.  If American Electric Power does not exercise its option on this contract, American Electric Power will account for approximately 70% of our production capacity for the first 12 months and approximately 9% of our current recoverable reserves.  We intend to discuss the extension of existing agreements or entering into new long-term agreements with American Electric Power and other customers, but the negotiations may not be successful, and those other customers may not agree to purchase coal from us. If American Electric Power were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, and we were unable to secure agreements with other customers, we will be required to curtail or cease operations.

Our profitability may fluctuate due to unanticipated mine operating conditions and other factors that are not within our control.

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability.  We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of a layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on our operating results.  During January 2006 16 men died in four coal mining accidents in West Virginia.  As a result, West Virginia’s Governor ordered a halt in coal mining until safety checks could be conducted.  If a similar significant accident was to occur at our mines or other mines in Kentucky, such an accident would cause a minimum of 30 days of delayed production.  A prolonged disruption of production at our mines would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

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

Federal and state laws require us to either post cash with OSM or obtain surety bonds to guaranty performance or payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other miscellaneous obligations.  Many of these bonds are renewable on a yearly basis.  It may be increasingly difficult for us to secure new surety bonds or retain existing bonds without the posting of collateral, which could limit our available working capital.  In addition, the market terms of such bonds have generally become more unfavorable.  For example, it may become increasingly difficult to obtain adequate coverage limits, and surety bonds increasingly contain additional cancellation provisions in favor of the surety.

Mining in Central Appalachia is complex and involves extensive regulatory constraints.

The geological characteristics of Central Appalachia coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine.  As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines.  In addition, as compared to mines in other coal producing regions, permitting and licensing and other environmental and regulatory requirements are more costly and time-consuming to satisfy.  These factors could materially adversely affect the mining operations and cost structures of, and our customers' ability to use coal produced by, operators in Central Appalachia, including us.

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

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enables these reserves to be mined at competitive costs.  Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines.  If we do not accurately assess the geological characteristics of any reserves that we acquire, we may not be able to mine such properties at competitive costs, which would decrease our margins.  Exhaustion of reserves at existing mines would have a similar adverse effect on our operating results.

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

sales of our common stock;

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

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of May 2, 2006, approximately 12,836,000 shares of our restricted common stock are eligible for sale pursuant to Rule 144.

We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter that may result in unexpected reductions in revenue and stock price volatility.

Factors that may influence our quarterly operating results include:

1.

the worldwide demand for coal;

2.

the price of coal;

3.

the supply of coal and other competitive factors;

4.

the costs to mine and transport coal;

5.

the ability to obtain new mining permits;

6.

the costs of reclamation of previously mined properties; and

industry competition.

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

•

the failure of our quarterly operating results to meet expectations of investors or securities analysts;

•

adverse developments in the financial markets, the coal and energy industries and the worldwide or regional economies;

•

interest rates;

•

changes in accounting principles;

•

sales of common stock by existing security holders;

•

announcements of key developments by our competitors; and

•

the reaction of markets and securities analysts to announcements and developments involving our Company.

Item 3.

Controls and Procedures.

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Consolidated Energy, Inc., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis.  In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

Members of our management, including our President, David Guthrie, and Interim Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Guthrie and Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting after the date of our most recent evaluation.

PART II

OTHER INFORMATION

Item 5.

Other Information

Cancellation of the Agreement between Saudi American Minerals Inc. and the Company

On May 1, 2006, the Company received a letter from Saudi American Minerals Inc. (“SAMI”) informing it that SAMI was exercising its sole right to immediately terminate the December 30, 2005 agreement between the SAMI and the Company.  The Company accepted SAMI’s termination of the agreement, thus completely eliminating all obligations of SAMI to the Company and/or its subsidiaries, and reciprocally eliminating any obligations of the Company and/or its subsidiaries to SAMI.  The cancellation letter is attached as an exhibit to this filing.

Cancellation of the Agreement between Kentucky Energy Consultants Inc. and the Company

On May 1, 2006, the Company received a letter from Kentucky Energy Consultants Inc. (“KECI”) informing it that KECI was canceling the agreement between KECI and the Company dated July 21, 2003.  The Company accepted KECI’s cancellation of the agreement thus completely terminating all future obligations of KECI to the Company and its subsidiary, Eastern Consolidated Energy, Inc. (“ECEI”), and reciprocally terminating all future obligations of the Company and ECEI to KECI. The cancellation letter is attached as an exhibit to this filing.

Item 6.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1

Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).

3.2	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
4.3	Form of 6% Senior Secured Convertible Note (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).

4.4	Form of 8% Senior Secured Convertible Note Due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
4.5	Form of Warrant Issued January 13, 2006 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
4.6	Form of Secured Promissory Note Issued January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
10.1	Amendment to Coal Purchase and Sale Agreement (incorporated by reference to Exhibit 10.15a to the Company's Annual Report on form 10-KSB, filed with the SEC on April 15, 2005).
10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.4	Security Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.5	Cancellation of the agreement between Saudi American Minerals Inc. and the Company.
10.6	Cancellation of the agreement between Kentucky Energy Consultants Inc. and the Company.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED ENERGY, INC.

Date: May 19, 2006	By:	/s/ David Guthrie
David Guthrie
President, Principal Executive Officer
and Director

Date: May 19, 2006	By:	/s/ Robert Chmiel
Robert Chmiel
Interim Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Guthrie David Guthrie	President, Principal Executive Officer and Director	May 19, 2006

/s/ Robert Chmiel Robert Chmiel	Interim Chief Financial Officer, Principal Accounting Officer and Director	May 19, 2006

/s/ Joseph Jacobs Joseph Jacobs	Director	May 19, 2006

/s/ Edward Jennings Edward Jennings	Director	May 19, 2006

/s/ Carl Baker Carl Baker	Director	May 19, 2006

/s/ Barry Tackett Barry Tackett	Director	May 19, 2006

/s/ Timothy M. Stobaugh Timothy M. Stobaugh	Director	May 19, 2006

/s/ Jesse Shelmire Jesse Shelmire	Director	May 19, 2006

/s/ Scott Griffith Scott Griffith	Director	May 19, 2006