Form 10QSB
period 2006-06-30
CONSOLIDATED ENERGY INC
filed 2006-08-21
CIK 1061985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

(606) 478-1333

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

Yes   X

No ___

(i)

As of August 15, 2006, the issuer had 22,175,374 shares of common stock, par value $0.001 per share, issued and outstanding.

(ii)

Transitional Small Business Disclosure Format (check one):  Yes          No     X

CONSOLIDATED ENERGY, INC.

INDEX TO FORM 10-QSB

Page

PART I

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets as of December 31, 2005 and

June 30, 2006 (unaudited)

3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and June 30, 2006

4

Condensed Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2005 and June 30, 2006

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis or Plan of Operation

20

Item 3.

Controls and Procedures

44

PART II

OTHER INFORMATION

46

Item 4.

Submission of Matters to a Vote of Security Holders………………………………… 46

Item 5.

Other Information

46

Item 6.

Exhibits

47

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 321,670	$ 1,031
Accounts receivable	956,452	1,754
Accounts receivable - other	71,417	71,417
Prepaid and other	48,543	7,754
Total current assets	1,398,082	81,956

BUILDING, EQUIPMENT AND COAL LEASES
Building and equipment, net of $1,054,104 and $791,027 Depreciation	9,742,405	11,073,058
Coal Leases, net of $41,306 and $17,829 Amortization	15,698,751	15,157,721
Total building, equipment and coal leases, net	25,441,156	26,230,779

OTHER ASSETS
Restricted cash	121,700	70,800
Prepaid royalty	129,610	70,857
Other assets	25,000	55,800
Total other assets	276,310	197,457
Total Assets	$ 27,115,548	$ 26,510,192

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Cash overdrafts	$ --	$ 23,532
Convertible debentures	707,960	707,959
Accounts payable	2,651,709	1,453,350
Accrued liabilities	2,477,714	6,917,796
Royalties payable	575,455	476,638
Current portion of capital lease	--	1,295,322
Notes payable	1,118,105	2,172,191
Derivative liability - warrants	6,694,554	3,551,471
Derivative liability - convertible shares	10,396,848	7,602,941
Payable to related parties	618,659	590,659
Total current liabilities	25,241,004	24,791,859

Deferred royalties payable	147,599	157,541
Asset retirement obligations	53,441	34,629
Notes payable – long term portion	3,944,898	1,478,931
Total long-term liabilities	4,145,938	1,671,101
Total Liabilities	29,386,942	26,462,960

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 per value; 100 million shares authorized; 18,175,374 and 14,823,246 shares issued and outstanding	18,176	14,824
Additional paid-in capital	19,273,595	14,266,314
Accumulated deficit	(21,563,165)	(14,233,906)
Total Stockholders’ Equity (Deficit)	$ (2,271,394)	$ 47,232
Total Liabilities and Stockholder’s Equity (Deficit)	$ 27,115,548	$ 26,510,192

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,	Three Months Ended June 30,
	2005	2006	2005	2006

REVENUES
Coal Sales	$ 895,566	$ 3,248,316	$ 462,533	$ 2,971,276
Other revenue	--	3,000	--	1,200
Total revenue	895,566	3,251,316	462,533	2,972,476

EXPENSES
Cost of sales, excluding depreciation of mine equipment of $259,498and $409,190, and amortization of coal leases of $2,829and $23,477 for the six months ended June 30, 2005 and 2006, respectively	876,564	3,162,134	491,065	2,035,751
Operating expenses	1,649,399	2,243,584	1,093,500	1,332,039
Liquidated damages……………………	--	69,167	--	69,167
Depreciation and amortization	259,498	450,496	143,669	242,359
Total costs and expenses	2,785,461	5,925,381	1,728,234	3,679,316

LOSS FROM OPERATIONS	(1,889,895)	(2,674,065)	(1,265,701)	(706,840)

OTHER INCOME (EXPENSE)
Interest income	--	3,747	--	--
Loss on sale of assets	(72,833)	(511,635)	(72,833)	(4,741)
Change in fair value of warrant liability	(4,061,027)	9,128,783	8,440,664	19,269,458
Change in fair value of conv. share liability	2,545,589	1,424,725	3,822,059	62,035
Interest expense, net of $1,098,868 and $100,043 capitalized interest for the six and three months ended June 30, 2005, respectively	(21,785)	(14,700,814)	(15,374)	(1,394,050)
Total other income (expense)	(1,610,056)	(4,655,194)	12,174,516	17,932,702

NET INCOME (LOSS)	$ (3,499,951)	$ (7,329,259)	$ 10,908,815	$ 17,225,862

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$ (0.28)	$ (0.42)	$ 0.86	$ 0.96

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,686,939	17,563,028	12,686,939	18,025,374

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the six months ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (3,499,951)	$ (7,329,259)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and Amortization	259,498	450,496
Stock Issued for Services	118,300	430,000
Amortization of debt discount	23,518	13,463,787
Loss on Sale of Assets	72,833	511,635
Change in fair value of convertible share liability	(2,545,589)	(1,424,725)
Change in fair value of warrant liability	4,061,027	(9,128,783)
Changes in Operating assets and Liabilities
Prepaid Expenses	(8,600)	(40,789)
Accounts Receivable	(109,915)	(954,698)
Inventory	(51,699)	--
Prepaid Royalties	(58,201)	(58,753)
Other Assets	6,200	30,800
Cash Overdrafts	(400,623)	(23,532)
Accounts Payable	839,458	835,107
Accrued Liabilities	--	953,512
Royalties Payable	(113,661)	98,817
Deferred Royalties Payable	(2,461)	(9,942)
Purchase of Restricted Cash	(1,300)	(50,900)
NET CASH USED BY OPERATING ACTIVITIES	(1,411,166)	(2,247,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(4,334,173)	(510,230)
Interest Capitalized	(174,771)	--
Lease Cost Capitalized	(2,773,790)	(582,336)
Proceeds from disposal of equipment	18,000	4,500
NET CASH USED BY INVESTING ACTIVITIES	(7,264,734)	(1,088,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Secured Notes	-	3,302,502
Proceeds from note payable	--	660,520
Proceeds From Convertible Debentures	12,765,000	-
Advances from (Payment) to Related Parties	(586,595)	28,000
Payments on Capital Leases	(232,470)	-
Payments on Notes Payable	(182,737)	(335,090)
Proceeds From Stock Sales	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,763,198	3,655,932

NET (DECREASE) INCREASE IN CASH	3,087,298	320,639
CASH BALANCE, BEGINNING OF YEAR	4,392	1,031
CASH BALANCE, END OF YEAR	$ 3,091,690	$ 321,670

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not established revenues sufficient to cover its operating costs, has incurred significant outstanding current obligations and has incurred substantial net losses, thereby raising substantial doubts about its ability to continue as a going concern.  The Company has recently completed raising additional funds which it anticipates to be adequate to complete mine development projects and cover its overhead costs until such time as enough revenue is generated to cover all operating costs.  If these funds are not adequate and additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to the Company’s stockholders.  If such financings are not available when required or are not available on acceptable terms, the Company may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition and results of operations.

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

Convertible Debentures

The Company has issued a total of $707,959 in convertible debentures, which are convertible into shares of the Company’s common stock at 60% to 70% of the asking price quoted on the OTCBB on the date of conversion.  These debentures have been converted into shares of common stock.  See Note 5 -Events Subsequent to June 30, 2006 below.

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

The Company’s notes payable at June 30, 2006 consisted of the following:

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Promissory Notes	Amount Due at June 30, 2006

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $0.90 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $0.90per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured convertible note dated January 13, 2006; interest rate of 8%. Principal and interest are due monthly commencing with June 30, 2006. Principal and interest can be converted into shares of the company’s common stock at $0.90 per share.	6,239,932
Senior secured non-convertible promissory note dated January 13, 2006; Interest rate of 3% per annum compounded annually with principal and interest due upon final maturity date of June 30, 2008.	2,640,000
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	12,630
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	24,727
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	24,497
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	25,326
Bank Line of Credit Note, Interest rate prime plus 1%, interest only due through June 30, 2006	660,521
TOTAL PROMISSORY NOTES	$ 23,377,633
Less: debt discount	(18,314,630)
Less: current portion of notes payable	(1,118,105)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 3,944,898

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

In June 2006, the Company issued 200,000 shares to RC Financial Group, LLC for consulting services rendered.  As a result, the Company recognized a $202,000 consulting expense.  Robert Chmiel is the sole owner of RC Financial Group and is the Company’s current interim chief financial officer.

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

the Company will not incur further liquidated damages if the registration statement is declared effective by May 31, 2006.

On July 12, 2006, the Company closed an additional financing pursuant to which the Company entered into a Registration Rights Agreement with the new investors wherein the Company agreed to file a registration statement with the SEC on the earlier of (a) the 60th calendar day following the closing date, or (b) the 20th calendar day following the date on which the Company’s registration statement currently on file with the SEC is declared effective and cause such registration statement to be declared effective no later than 60 days after the filing thereof.  In connection with the execution of the July 2006 financing, the existing investors agreed to waive, until November 30, 2006, certain liquidated damage penalties due to them since the Company did not cause the registration statement to be declared effective by May 31, 2006.  On June 29, 2006, the Company received comments from the SEC and on August 14, 2006 the Company filed an amended Registration Statement on Form SB-2, amending the registration statement pursuant to the June 29, 2006 comments.  See Note 5 – Events Subsequent to June 30, 2006 below.

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

During the calendar fourth quarter 2005 and the calendar first quarter of 2006, the Company issued 20,000 shares to RC Financial Group, LLC for consulting services rendered.  As a result, the Company recognized a $25,200 consulting expense in 2005 and has booked a $10,500 consulting expense in 2006.  In June 2006, the Company issued 200,000 shares to RC Financial for consulting services rendered.  As a result, the Company recognized a $202,000 consulting expense.  Robert Chmiel is the sole owner of RC Financial Group, LLC and is the Company’s current interim chief financial officer.

5.

Events Subsequent to June 30, 2006

July 12, 2006 Financing

On July 12, 2006 (the "Closing Date”), the Company completed the transactions contemplated by a Securities Purchase Agreement, effective as of June 30, 2006 (the “Purchase Agreement”).  Under the terms of the Purchase Agreement, the Company issued to four institutional investors (the “Senior Investors”) $4,444,444 in face amount of Variable Rate Original Issue Discount Convertible Secured Debentures (the “Secured Debentures”) due June 2008.  The Company realized gross proceeds of

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

$4,000,000 from the issuance. The Secured Debentures bear interest at the annual rate of the higher of 12% or prime rate plus 4%, and may be convertible into common stock of the Company at a fixed conversion price of $1.36.  The Secured Debentures are secured by a first priority security interest in equipment to be purchased with the proceeds from the Secured Debentures (the “Equipment”) and a subordinated security interest in all assets of the Company as well as certain of the Company’s real estate located in Martin County, Kentucky.  In addition, the Secured Debentures are guaranteed by the Company’s subsidiaries.

Of the amount raised, $3,750,000 was deposited into a blocked account and will be released upon the purchase by the Company of the Equipment.  The balance of the funds was deposited into a control account and will be released when the Company issues one or more widely disseminated press releases reporting that it has produced and sold at least 70,000 tons of coal during each of three consecutive calendar months.

On the same date, pursuant to an Unsecured Debt Securities Purchase Agreement, effective as of June 30, 2006 (the “Unsecured Purchase Agreement,” together with the Purchase Agreement, the “Agreements”), the Company also issued to six institutional investors (the “Junior Investors,” together with the Senior Investors, the “Investors”) unsecured convertible debentures in the principal amount of $1,750,000 (the “Unsecured Debentures”).  The Unsecured Debentures are due in July 2008, accrue interest at the annual rate of 15% and may be converted into shares of common stock at a fixed conversion price of $0.90.

Under the terms of the Agreements, the Company also issued to the Investors an aggregate of 4,000,000 shares of common stock (the “Investor Shares”) and five-year warrants to purchase up to 5,875,000 shares of the Company’s common stock at $0.01 per share (the “Warrants”).  The sale and issuance of all securities pursuant to the Agreements was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) registering the resale of (i) the shares of common stock issuable upon conversion of the Secured Debentures and the Unsecured Debentures, (ii) the Investor Shares, and (iii) the shares of common stock issuable upon the exercise of the Warrants on the earlier of (a) the 60th calendar day following the Closing Date, or (b) the 20th calendar day following the date on which the Company’s registration statement currently on file with the Commission is declared effective and cause such registration statement to be declared effective no later than 60 days after the filing thereof.

In connection with the execution of the Agreements and as a condition to the completion thereof, the holders of (i) an aggregate of $7,000,000 in principal amount of the Company’s 6% Senior Secured Convertible Notes due 2008 dated February 24, 2005, (ii) an aggregate of $6,750,000 in principal amount of the Company’s 6% Senior Secured Convertible Notes due 2008 dated March 18, 2005, June 8, 2005 and June 30, 2005, and (iii) an aggregate of $6,239,930 in principal amount of the Company’s 8% Senior Secured Convertible Notes due 2008 dated January 13, 2006 have agreed to subordinate their security interests in the Company’s assets to liens granted to the holders of the Secured Debentures in the Equipment.  They also agreed to waive, until November 30, 2006, certain penalties due to them and agreed to allow the Company to pay some of the accrued interest on their existing notes in shares of common stock.

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

As a further condition to the completion of the Agreements, approximately $708,000 of outstanding debentures and approximately $497,000 of accrued salaries were converted into shares of common stock at a $0.90 conversion price.

In connection with the transactions contemplated under the Agreement, the Company paid (i) a placement agent fee of $140,000 in cash and issued five-year warrants to purchase 400,000 shares of common stock at $0.01 per share to Ascendiant Securities, LLC, and (ii) a placement agent fee of $262,500 in cash and issued five-year warrants to purchase 100,000 shares of common stock at $0.01 per share to Stonegate Securities and its principals Jesse Shelmire and Scott Griffith, each a director of the Company.

As an inducement to one of the Junior Investors to purchase the Unsecured Debentures, Messrs. Shelmire and Griffith sold to that Junior Investor Company securities owned by them, consisting of $300,000 face amount of promissory notes issued by the Company, warrants to purchase 150,000 of the Company’s common stock, and 300,000 shares of the Company’s common stock for a total purchase price of $300,000.

Registration Statement on Form SB-2 Filed with the SEC

On August 14, 2006, the Company filed amendment no. 4 to its Registration Statement on Form SB-2, with the SEC.  The Registration Statement is seeking to register 35,081,996 shares of common stock for resale by the selling shareholders.  The shares, once registered, include shares which may be issued pursuant to the conversion of notes payable and the exercise of stock purchase warrants.

Restatement of June 30, 2005 Balances

On January 3, 2005, the Company issued 2,500,000 shares of its common stock for additional coal seams on the Dempsey Lease, to certain shareholders who at the time were deemed to be controlling shareholders.  The 2,500,000 shares of stock were valued and originally booked at par value of $2,500 which approximated the cost basis of the Lease in the hands of the controlling shareholders.  In November 2005, the Company discovered the error and the correction is reflected in its financial statements for the fiscal year ended December 31, 2005 which reflect the 2,500,000 shares of stock valued at fair market of $4,875,000 which represents the closing quoted market value of our stock on the date of the acquisition of the additional seams.  As summarized below, the restatements only affected the value of certain balance sheet items and accordingly, did not result in a change to earnings.

The following sets forth the balance sheet items affected by these changes:

	As		As
	Reported	Restatement	Restated
	6/30/05	Adjustment	6/30/05
Coal Leases, Net of Amortization	$ 1,343,266	$ 5,956,800	$ 7,300,066
Additional Paid-in-Capital	$ 8,315,536	$ 5,956,800	$14,272,336

In July 2006, the Company determined that the warrants issued in conjunction with the senior secured notes and the shares into which the senior secured notes can be converted into, should have been accounted for as derivatives, with the initial fair value of the derivatives being recorded as a liability and the corresponding debit being recorded as a reduction in the related senior secured note payable as debt discount.  Changes in the fair value of the derivative from the initial fair value calculation to the balance sheet date are recorded in earnings.

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the financial statement items affected by changes to the financial statements caused by recording the warrants issued in conjunction with the senior secured notes and the shares into which the senior secured notes can be converted into, as derivatives.

	As Reported and Restated	July 2006 Restatement		As Restated
	6/30/05	Adjustments		6/30/05
Coal leases, net of amortization	9,210,262	70,447	(5)	9,280,709
Derivative liability warrants		(3,383,309)	(1)
		611,984	(6)
		(4,061,027)	(3)	(6,832,352)
Derivative liability conversion shares		(10,067,648)	(2)
		(2,545,589)	(4)	(7,522,059)
Long term notes payable	(10,500,378)	10,067,648	(2)
		(70,447)	(5)	(503,177)
Additional Paid-in-Capital	(15,332,287)	3,383,309	(1)
		(611,984)	(6)	(12,560,962)
Retained deficit	9,800,135	(4,061,027)	(3)
		2,545,589	(4)	11,315,573
Changes in fair value derivative liability warrants		(4,061,027)	(3)	(4,061,027)
Changes in fair value derivative liability conversion shares		2,545,589	(4)	2,545,589
Net Loss	(1,984,513)	(1,515,438)		(3,499,951)

(1)

Represents the initial fair value of the warrant liability.  The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.91%; (ii) expected life of 5.0 years; (iii) expected volatility of 83.24%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $4.00.

(2)

Represents the initial fair value of the conversion share liability.  The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.67%; (ii) expected life of 3.0 years; (iii) expected volatility of 83.24%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $1.70.

(3)

Represents the change in the fair of the warrant derivative liability between the initial commitment date and June 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.72%; (ii) expected life of 2.98 years; (iii) expected volatility of 87.47%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $2.98.

(4)

Represents the change in the fair of the conversion share derivative liability between the initial commitment date and June 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.67%; (ii) expected life of 2.67 years; (iii) expected volatility of 87.47%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $1.70.

(5)

Represents the change in the amortization of the debt discount.  During this period the Company was capitalizing all interest charges.

(6)

Represents the value associated with the settlement of 669,118 warrants through a cashless exercise.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Consolidated Energy, Inc. for the three and six months ended June 30, 2006 and June 30, 2005 respectively.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis or Plan of Operation are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption “Cautionary Statements and Risk Factors.”

Overview

Consolidated Energy, Inc. engages principally in the business of mining coal in Eastern Kentucky.  Our business focus is the operation of profitable coal mines conducted through our wholly-owned coal mining subsidiary, Eastern Consolidated Energy, Inc.  We have the right to mine an estimated 20.2 million tons of recoverable coal pursuant to multiple lease agreements.  We do not own any coal mineral rights.

We are a producer and marketer of Appalachian coal, which is supplied to domestic electric utilities.  After obtaining permits from the U.S. Department of the Interior, we mine properties for the extraction of coal minerals.  We obtain reclamation bonds for each of our producing properties.  These bonds typically take the form of cash deposits with the U.S. Department of the Interior, Office of Surface Mining, or OSM.  At June 30, 2006, $121,700 was on deposit with OSM for reclamation bonds related to our Warfield mining operations.  Coal sales are made through the spot market and through long-term supply contracts.  Over the next 6-12 months, we expect all coal production to be sold solely through existing long-term contracts.  If no other long-term contracts are executed, we anticipate selling any coal not covered by the existing contracts in the spot market.

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

We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable, the methods of estimating reclamation expenses of actual mining operations in relation to estimated total mineable tonnage on our leased properties, and valuation of embedded derivatives.  We believe the following accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience.  At June 30, 2006, we had recorded asset retirement obligation liabilities of $53,441.  While the precise amount of these future costs cannot be determined with certainty, as of June 30, 2006, we estimate that the aggregate undiscounted cost of final mine closure is approximately $121,700.

Convertible Debt Issued with Warrants Accounted for as Derivative Financial Instruments.  In accordance with Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we recognize the value of convertible debt issued with warrants as a derivative financial instrument.  Our senior secured convertible debt was accounted for as an embedded derivative and valued on the transaction date using a Binomial Lattice pricing model.  The warrants were accounted for separately and also as a derivative and were valued on the transaction date using a Binomial Lattice pricing model as well as per EITF 00-19.  At every reporting balance sheet date, the values of the derivatives are evaluated and any change to fair market value is recorded as a gain or loss in our statement of operations.  The notice conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.

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

Results of Operations

Revenues increased for the six month period ended June 30, 2006 compared to the same six month period in the prior year period because operations were limited in the previous period as we transitioned back into a producing entity, having suspended operations during most of 2005 to complete the wash plant facility and complete the ventilation and slope projects.

For the six months ended June 30, 2006, we had revenues of $3,251,316, of which $3,248,316 was derived from coal sales and $3,000 was derived from oil and gas sales. One regional coal producer accounted for all coal sales.  Costs and expenses totaled $10,580,575, which included other income of approximately $10.55 million related to the change in value of the convertible debt and warrant liabilities and interest expense of approximately $14.70 million, for a net loss of $7,329,259, or $0.42 per share.  For the six months ended June 30, 2005, we had had coal sales of $895,566 and did not have any sales from oil and gas.  Costs and expenses totaled $4,395,517, which included other expense of approximately $1.52 million related to the change in value of the convertible debt and warrant liabilities and interest expense of approximately $0.02 million, for a net loss of $3,499,951 or $0.28 per share.  The approximate $2.36 million increase in revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was attributable to the fact, in the previous year, we had limited production as we completed our construction projects.

For the three months ended June 30, 2006, we had revenues of $2,972,476, of which $2,971,276 was derived from coal sales and $1,200 was derived from oil and gas sales. One regional coal producer accounted for all coal sales.  Costs and expenses totaled $(14,253,386), which included other income of approximately $19.32 million related to the change in value of the convertible debt and warrant liabilities and interest expense of approximately $1.39 million, for a net income of $17,225,862, or $0.96 per share.  For the three months ended June 30, 2005, we had had coal sales of $462,533 and did not have any sales from oil and gas. Costs and expenses totaled $(10,446,282), which included other income of approximately $12.26 million related to the change in value of the convertible debt and warrant liabilities and interest expense of approximately $0.02 million, for a net income of $10,908,815 or $0.88 per share.  The approximate $2.51 million increase in revenue for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was attributable to the fact, in the previous year, we had limited production as we completed our construction projects.

For the six months ended June 30, 2006, the cost of revenue was approximately $3.16 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $1.76 million, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of $121,000, parts and supplies used in the process of coal production of approximately $559,000, transportation costs of approximately $295,000, and royalties and taxes of approximately $389,000.  For the six months ended June 30, 2005, the cost of revenue was approximately $876,500 and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $275,000, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of approximately $208,500, parts and supplies used in the process of coal production of approximately $73,000, transportation costs of approximately $142,000, and royalties and taxes of approximately $178,000.

For the three months ended June 30, 2006, the cost of revenue was approximately $2.04 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $0.99 million, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of $79,000, parts and supplies used in the process of coal production of approximately $318,000, transportation costs of approximately $277,000, and royalties and taxes of approximately $327,000.  For the three months ended June 30, 2005, the cost of revenue was approximately $491,000 and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $139,000, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of approximately $181,500, parts and supplies used in the process of coal production of approximately $37,000, transportation costs of approximately $82,000, and royalties and taxes of approximately $99,000.

Operating expenses for the six months ended June 30, 2006 were approximately $2.24 million compared to operating expense of approximately $1.65 million for the six months ended June 30, 2005.  This approximately $590,000 increase was mainly attributable to an increase of approximately $213,000 in consulting and professional fees from $239,000 for the six month period in 2005 compared to $452,000 for the same six month period in 2006.   Officer salaries and related expenses increased from $35,800 for the six month period ended June 30, 2005 to approximately $104,300 for the six month period ended June 30, 2006 due to additional officers being added to our payroll as we scaled management for the re-commencement of coal production.

Operating expenses for the three months ended June 30, 2006 were approximately $1.33 million compared to operating expense of approximately $1.09 million for the six months ended June 30, 2005.  This approximately $24,000 increase was mainly attributable to a decrease of approximately $12,000 in consulting and professional fees from $214,000 for the three month period in 2005 compared to $202,000 for the same three month period in 2006.  Officer salaries and related expenses increased from approximately $24,000 for the three month period ended June 30, 2005 to approximately $60,000 for the three month period ended June 30, 2006 due to additional officers being added to our payroll as we scaled management for the re-commencement of coal production.

Restatement of June 30, 2005 Balances

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

The following sets forth the balance sheet items affected by these changes:

	As		As
	Reported	Restatement	Restated
	6/30/05	Adjustment	6/30/05
Coal Leases, Net of Amortization	$ 1,343,266	$ 5,956,800	$ 7,300,066
Additional Paid-in-Capital	$ 8,315,536	$ 5,956,800	$14,272,336

In July 2006, the Company determined that the warrants issued in conjunction with the senior secured notes and the shares into which the senior secured notes can be converted into, should have been accounted for as derivatives, with the initial fair value of the derivatives being recorded as a liability and the corresponding debit being recorded as a reduction in the related senior secured note payable as debt discount.  Changes in the fair value of the derivative from the initial fair value calculation to the balance sheet date are recorded in earnings.

The following table sets forth the financial statement items affected by changes to the financial statements caused by recording the warrants issued in conjunction with the senior secured notes and the shares into which the senior secured notes can be converted into, as derivatives.

	As Reported and Restated	July 2006 Restatement		As Restated
	6/30/05	Adjustments		6/30/05
Coal leases, net of amortization	9,210,262	70,447	(5)	9,280,709
Derivative liability warrants		(3,383,309)	(1)
		611,984	(6)
		(4,061,027)	(3)	(6,832,352)
Derivative liability conversion shares		(10,067,648)	(2)
		(2,545,589)	(4)	(7,522,059)
Long term notes payable	(10,500,378)	10,067,648	(2)
		(70,447)	(5)	(503,177)
Additional Paid-in-Capital	(15,332,287)	3,383,309	(1)
		(611,984)	(6)	(12,560,962)
Retained deficit	9,800,135	(4,061,027)	(3)
		2,545,589	(4)	11,315,573
Changes in fair value derivative liability warrants		(4,061,027)	(3)	(4,061,027)
Changes in fair value derivative liability conversion shares		2,545,589	(4)	2,545,589
Net Loss	(1,984,513)	(1,515,438)		(3,499,951)

(1)

Represents the initial fair value of the warrant liability.  The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.91%; (ii) expected life of 5.0 years; (iii) expected volatility of 83.24%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $4.00.

(2)

Represents the initial fair value of the conversion share liability.  The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.67%; (ii) expected life of 3.0 years; (iii) expected volatility of 83.24%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $1.70.

(3)

Represents the change in the fair of the warrant derivative liability between the initial commitment date and June 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.72%; (ii) expected life of 2.98 years; (iii) expected volatility of 87.47%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $2.98.

(4)

Represents the change in the fair of the conversion share derivative liability between the initial commitment date and June 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 3.67%; (ii) expected life of 2.67 years; (iii) expected volatility of 87.47%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $1.70.

(5)

Represents the change in the amortization of the debt discount.  During this period the Company was capitalizing all interest charges.

(6)

Represents the value associated with the settlement of 669,118 warrants through a cashless exercise.

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

During the calendar fourth quarter 2005 and the calendar first quarter of 2006, we issued 20,000 shares to RC Financial Group, LLC for consulting services rendered.  As a result, we recognized a $25,200 consulting expense in 2005 and have booked a $10,500 consulting expense in 2006.  In June 2006, we issued 200,000 shares to RC Financial for consulting services rendered.  As a result, we recognized a $202,000 consulting expense.  Robert Chmiel is the sole owner of RC Financial Group, LLC and is our current interim chief financial officer.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of approximately $322,000.  As of June 30, 2006, we had negative working capital of approximately $23.84 million.  We expect a significant use of cash during the remaining two calendar quarters of 2006, as we continue to expand our coal mining operations.  We anticipate the need to acquire additional assets and/or mining operations, and may be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on our spending program.  In March 2006, we entered into a

Memorandum of Understanding for a Line of Credit with Community Trust Bank, Inc., Pikeville, KY pursuant to which we may borrow 80% of our accounts receivable, up to $5 million.  We are required to make monthly payments of interest-only, calculated by multiplying the then principal balance outstanding by an interest rate determined to be the Prime Rate plus 1%.  We received approval from greater than 60% of our outstanding note holders, as required by our January 2006 agreement prior to incurring any additional indebtedness, and subsequently signed the Line of Credit Agreement on April 24, 2006.  As of June 30, 2006, we had total accounts receivable of approximately $956,450.  Pursuant to the terms of the line of credit agreement with Community Trust Bank, as of June 30, 2006 we received cash of approximately $660,520 (80% of $956,450) based on accounts receivable at June 30, 2006.

To date, we have funded operations primarily through the issuance of notes payable and convertible debentures.  We have also issued stock for services in lieu of cash.  In September and November 2005, we obtained a $1.8 million bridge loan.  This allowed us to continue operating through the middle of January 2006.  Subsequently in January 2006, we were able to secure additional financing with terms agreeable to the Bridge Note holders which transferred the bridge note into the additional funding, the material terms of which are described above in the section titled Recent Developments.  In April 2006, we entered into the Line of Credit Agreement described above with Community Trust Bank, Inc.  In July 2006, we closed an additional financing transaction, the material terms of which are also described above in the section titled Recent Developments.  Now that (i) the wash plant is operational,  (ii) we have re-commenced coal production in the Pond Creek seam, generating approximately 20,000 tons per month, (iii) we have commenced selling coal pursuant to our sales contract with American Electric Power, and (iv) have completed the July 2006 financing, the proceeds of which will be used to purchase additional equipment and provide working capital which we believe will allow us to a monthly production level in excess of 60,000 tons within 45 days, management believes we now have enough cash, and the availability of cash pursuant to this Line of Credit, to continue operations with no further influx of cash.  However, we estimate that our monthly production must exceed 55,000 tons per month in order for us to generate cash flow from operations sufficient enough for to service our debt and conduct operations without any additional outside sources of capital.  We may seek additional capital in order to expand our operations, with a goal to raise an additional approximately $1 to $3 million, which would allow us to produce approximately 80,000 to 100,000 tons per month, subject to the availability of capital at terms favorable to us.  If we are unable to produce in excess of 55,000 tons per month, then we will scale back operations to reduce operating expenditures.  No assurances, however, can be made that we will reduce costs enough to continue operations and we may be forced to suspend or completely cease operations, the results of which may be detrimental to the investment of our shareholders and existing note holders.

As of June 30, 2006, we had not established revenues sufficient to cover our operating costs, and there remains substantial doubt about our ability to continue as a going concern consistent with the report of our auditor at December 31, 2005.  At this filing date, we believe we have sufficient capital to complete mine development, operate the wash plant, and upgrade and/or purchase the equipment necessary to substantially increase the production capability of the Alma and pond Creek seams, however, we may seek additional financing to increase operations until the planned production is fully implemented. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to us and our stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.  If such funding is received and we successfully complete the planned increase in production, management believes we will have adequate resources for operations without any additional outside infusion of capital. However, if such operations are substantially delayed or impaired, we may be forced to suspend or cease operations.

Cash Flows

We currently satisfy our working capital requirements through cash flows generated from the sale of coal as well as the sale of notes payable and convertible debentures.  For the six months ended June 30, 2006, we had a net increase in cash of approximately $321,000.  Cash flows from operating, financing and investing activities for the six months ended June 30, 2005 and June 30, 2006 are summarized in the following table:

Activity	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006

Operating activities	$ (1,411,166)	$ (2,247,227))
Investing activities:	(7,264,734)	(1,088,066)
Financing activities	11,763,198	3,655,932
Net increase (decrease) in cash	$ 3,087,298	$ 320,639 320,639

Operating Activities

The net cash used in operating activities of approximately $2.25 million during the six months ended June 30, 2006 was primarily the result of the net loss of approximately $7.33 million and increases in accounts receivable of approximately $955,000 offset by an increase in accrued liabilities of approximately $0.95 million as we completed our slope construction and wash plant projects and commenced coal sales, an increase in accounts payable and royalties payable of approximately $934,000 and non-cash expenses of approximately $4.3 million.  The non-cash expenses recorded during the period primarily included approximately $450,500 for depreciation and amortization and $430,000 of non-cash consulting and compensation expenses related to the issuance of common stock for services rendered, accretion of debt discount of $13.46 million and $511,635 of loss on sale of capital assets, offset by change in fair value of warrant liability of $9.13 million and change in fair value of convertible shares of $1.42 million.

The net cash used in operating activities of approximately $1.41 million during the six months ended June 30, 2005 was primarily the result of the net loss of approximately $3.5 million partially offset by an increase in accounts payable and accrued liabilities of approximately $839,500 and non-cash expenses of approximately $1.99 million of which $23,518 was the non-cash amortization of debt discount and $259,500 for depreciation and amortization and $4.06 million in change in fair value of warrant liability offset by approximately $2.55 million in change in fair value of convertible share liability.

Investing Activities

Approximately $1.09 million of the cash used in investing activities during the six months ended June 30, 2006 was due primarily to the addition of approximately $510,000 of property, plant and equipment, and $582,000 pursuant to the capitalization of lease costs.  To the extent that we make additional asset acquisitions in the two remaining quarters of 2006 similar to our investing activities in the past year, we will need to raise additional cash from outside sources.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to us or our stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

For the six months ended June 30, 2005, $7.26 million of cash was used in investing activities resulted primarily from the purchase of equipment of approximately $4.33 million, approximately $175,000 of capitalized interest and $2.77 million pursuant to the capitalization of lease costs.

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

July 12, 2006 Private Placement

On July 12, 2006 (the "Closing Date”), we completed the transactions contemplated by a Securities Purchase Agreement, effective as of June 30, 2006 (the “Purchase Agreement”).  Under the terms of the Purchase Agreement, we issued to four institutional investors (the “Senior Investors”) $4,444,444 in face amount of Variable Rate Original Issue Discount Convertible Secured Debentures (the “Secured Debentures”) due June 2008.  We realized gross proceeds of $4,000,000 from the issuance.  The Secured Debentures bear interest at the annual rate of the higher of 12% or prime rate plus 4%, and may be convertible into shares of our common stock at a fixed conversion price of $1.36.  The Secured Debentures are secured by a first priority security interest in equipment to be purchased with the proceeds from the Secured Debentures (the “Equipment”) and a subordinated security interest in all our assets as well as certain of our real estate located in Martin County, Kentucky.  In addition, the Secured Debentures are guaranteed by our subsidiaries.

Of the amount raised, $3,750,000 was deposited into a blocked account and will be released upon the purchase of the Equipment.  The balance of the funds was deposited into a control account and will be released when we issue one or more widely disseminated press releases reporting that we have produced and sold at least 70,000 tons of coal during each of three consecutive calendar months.

On the same date, pursuant to an Unsecured Debt Securities Purchase Agreement, effective as of June 30, 2006 (the “Unsecured Purchase Agreement,” together with the Purchase Agreement, the “Agreements”), we also issued to six institutional investors (the “Junior Investors,” together with the Senior Investors, the “Investors”) unsecured convertible debentures in the principal amount of $1,750,000 (the “Unsecured Debentures”).  The Unsecured Debentures are due in July 2008, accrue interest at the annual rate of 15% and may be converted into shares of our common stock at a fixed conversion price of $0.90.

Under the terms of the Agreements, we also issued to the Investors an aggregate of 4,000,000 shares of common stock (the “Investor Shares”) and five-year warrants to purchase up to 5,875,000 shares of our common stock at $0.01 per share (the “Warrants”).  The sale and issuance of all securities pursuant to the Agreements was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Pursuant to the terms of a registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) registering the resale of (i) the shares of common stock issuable upon conversion of the Secured Debentures and the Unsecured Debentures, (ii) the Investor Shares, and (iii) the shares of common stock issuable upon the exercise of the Warrants on the earlier of (a) the 60th calendar day following the Closing Date, or (b) the 20th calendar day following the date on which the Company’s registration statement currently on file with the Commission is declared effective and cause such registration statement to be declared effective no later than 60 days after the filing thereof.

In connection with the execution of the Agreements and as a condition to the completion thereof, the holders of (i) an aggregate of $7,000,000 in principal amount of our 6% Senior Secured Convertible Notes due 2008 dated February 24, 2005, (ii) an aggregate of $6,750,000 in principal amount of our 6% Senior Secured Convertible Notes due 2008 dated March 18, 2005, June 8, 2005 and June 30, 2005, and (iii) an aggregate of $6,239,930 in principal amount of our 8% Senior Secured Convertible Notes due 2008 dated January 13, 2006 have agreed to subordinate their security interests in our assets to liens granted to the holders of the Secured Debentures in the Equipment.  They also agreed to waive, until November 30, 2006, certain penalties due to them and agreed to allow us to pay some of the accrued interest on their existing notes in shares of common stock.

As a further condition to the completion of the Agreements, approximately $708,000 of outstanding debentures and approximately $497,000 of accrued salaries were converted into shares of common stock at a $0.90 conversion price.

In connection with the transactions contemplated under the Agreement, we paid (i) a placement agent fee of $140,000 in cash and issued five-year warrants to purchase 400,000 shares of common stock at $0.01 per share to Ascendiant Securities, LLC, and (ii) a placement agent fee of $262,500 in cash and issued five-year warrants to purchase 100,000 shares of common stock at $0.01 per share to Stonegate Securities and its principals Jesse Shelmire and Scott Griffith, each a director of the Company.

As an inducement to one of the Junior Investors to purchase the Unsecured Debentures, Messrs. Shelmire and Griffith sold to that Junior Investor Company securities owned by them, consisting of $300,000 face amount of promissory notes, warrants to purchase 150,000 of common stock, and 300,000 shares of common stock for a total purchase price of $300,000.

Issuance of Stock

In February 2005, we issued 2,500,000 shares of its common stock to Eastern Land Development Company, Inc. and acquired the right to mine an additional approximately 13.0 million tons recoverable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The acquisition was booked at $4,875,000, the fair market value of the stock on the date issued.

In June 2006, we issued 200,000 shares to RC Financial Group, LLC for consulting services rendered.  As a result, we recognized a $202,000 consulting expense.  Robert Chmiel is the sole owner of RC Financial Group, LLC and is our current interim chief financial officer.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Total	Less than 1 year	After 1 year

Notes payable	$23,377,633	$ 2,573,735	$20,803,898
Convertible Debentures	707,960	707,960	-
Operating leases	95,298	65,803	29,495
Capital leases	0	0	-
Employment obligations	850,968	850,968	-
Total contractual obligations	$25,031,859	$ 4,198,466	$20,833,393

Our notes payable at June 30, 2006 consisted of the following:

Promissory Notes	Amount Due at June 30, 2006

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $0.90 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $0.90per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured convertible note dated January 13, 2006; interest rate of 8%. Principal and interest are due monthly commencing with June 30, 2006 Principal and interest can be converted into shares of the company’s common stock at $0.90 per share.	6,239,932
Senior secured non-convertible promissory note dated January 13, 2006; Interest rate of 3% per annum compounded annually with principal and interest due upon final maturity date of June 30, 2008.	2,640,000
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	12,630
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	24,727
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	24,497
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	25,326
Bank Line of Credit Note, Interest rate prime plus 1%, interest only due through June 30, 2006	660,521
TOTAL PROMISSORY NOTES	$ 23,377,633
Less: debt discount	(18,314,630)
Less: current portion of notes payable	(1,118,105)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 3,944,898

We rent mining equipment pursuant to an operating lease agreement, and made lease payments totaling $30,000 during the six months ended June 30, 2006.

Off-Balance Sheet Arrangements

At June 30, 2005 and June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our mining operations began in September 2003 when we acquired our current mining operation in Kentucky.  Since that time, we have had nominal production and development operations.  Since inception of our current business in September 2003 through June 30, 2006 we have had only $8,699,452 in revenue.  Accordingly, our success is dependent on our ability to manage further mine development, increase production levels and achieve profitable sales with the resources we have available or can secure. In addition, we will have to adjust our planning to changing conditions in the highly competitive coal industry. None of these requirements for success can be demonstrated by our performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations.

Our financial status creates substantial doubt whether we will continue as a going concern.  If we do not continue as a going concern, investors will lose their entire investment.

We have suffered recurring losses from operations and we have limited capital resources.  We reported net losses totaling $7,329,259, and $6,418,284for the six months ended June 30, 2006 and the fiscal year ended December 31, 2005, respectively.  Because of these factors, the accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates realization of assets and the liquidation of liabilities in the normal course of business.  There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.  If adequate working capital is not available we will be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

As of June 30, 2006, we had current liabilities totaling $25,241,004 and long-term liabilities totaling $4,145,938.  We also have significant lease and royalty obligations.  On July 1, 2005, we failed to pay interest as required pursuant the terms of our 6% senior secured convertible notes (the “6% Notes”) executed on February 24, 2005 for an aggregate total face amount of $7,000,000, and thereby caused a default under the terms of such notes.  As a result of the event of default, the holders of the notes could have declared the entire outstanding principal amount immediately due and payable along with any interest accrued thereon. On September 23, 2005, we entered into a Consent and Waiver Agreement with the 6% note holders, pursuant to which they consented to a bridge note financing resulting in $1,800,000 in total gross proceeds and waived the application of default provision under the 6% Notes for a period of ten business days. The waiver was extended to November 18, 2005. On January 13, 2006, the 6% note holders waived the prior defaults in connection with a private placement of 8% senior secured convertible notes. If we default again, the note holders will have the right to take immediate possession of all of our assets. Based on past experience with the current lenders, our management believes additional waivers will be granted by the lenders, if necessary.

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

We Suspended Mining Operations at our Warfield Mine in 2005 and only Recently Re-Activated our Mining Operations.  We Will Not Be Able to Generate Any Significant Revenue from such Mine until Mining Operations Re-commence at Projected Levels.

In January 2005, we suspended production at our Warfield Mine to construct three slopes and the ancillary ventilation necessary to allow us to access the Pond Creek coal seam. As a result, there has been minimal production at the mine since February 2005.  In early January 2006, we restarted production as we anticipated the completion of our coal washing facility.  If we are unable to increase our mining operations at our Warfield Mine such that we can produce greater than 40,000 tons per month, we may not be able to financially sustain our operations without additional outside funds.  Without achieving 40,000 tons produced per month, we may not be able to continue as a going concern.

A small number of customers account for a significant portion of our revenue and if we are unable to maintain our current customer base or attract a new customer base, we will be required to curtail or cease operations.

For the six months ended June 30, 2006, all of our sales were to three customers: Cinergy accounted for 6% of total coal sales, American Electric Power accounted for 84% of coal sales and New River Energy accounted for 10% of coal sales.  We have a 36 month contract for coal sales to American Electric Power for 40,000 tons per month which began in April 2006. We have an additional 12 month contract with American Electric Power with a 24 month option for 50,000 tons per month. If American Electric Power exercises its option on this contract, the two contracts combined will account for approximately 100% of our production capacity over the next three years and account for approximately 15% of our current recoverable reserves.  If American Electric Power does not exercise its option on this contract, American Electric Power will account for approximately 70% of our production capacity for the first 12 months and approximately 9% of our current recoverable reserves.  We intend to discuss the extension of existing agreements or entering into new long-term agreements with American Electric Power and other customers, but the negotiations may not be successful, and those other customers may not agree to purchase coal from us. If American Electric Power were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, and we were unable to secure agreements with other customers, we will be required to curtail or cease operations.

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

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of August 7, 2006, approximately 7,596,344 shares of our restricted common stock are eligible for sale pursuant to Rule 144.

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

7.

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

Members of our management, including our President, David Guthrie, and Interim Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Guthrie and Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting after the date of our most recent evaluation.

PART II

OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on May 25, 2006.  At the annual meeting, shareholders considered and acted upon the following matters:

1.

Elected nine (9) existing directors;

2.

Approved an amendment to the Company’s Articles of Incorporation to increase the number of its authorized shares of common stock from 50,000,000 to 100,000,000;

3.

Ratified Killman Murrell & Co., P.C. as the Company’s auditors; and

4.

Approved the 2006 Stock Award Plan pursuant to which the Company can issue up to 2,000,000 shares.

There were 13,667,974 shares represented at the meeting in person or by proxy out of 17,975,375 total shares issued and outstanding at the record date.  All matters were approved by the shareholders, with the voting results as follows:

1.

Election of directors:

Guthrie	For	11,262,011	Against	2,399,963	Withheld	6,000
Chmiel	For	13,058,759	Against	603,215	Withheld	6,000
Jacobs	For	13,412,700	Against	250,274	Withheld	5,000
Jennings	For	13,417,700	Against	250,274	Withheld	0
Baker	For	13,416,700	Against	250,274	Withheld	1,000
Tackett	For	13,421,700	Against	240,274	Withheld	6,000
Stobaugh	For	13,416,700	Against	250,274	Withheld	1,000
Shelmire	For	12,843,462	Against	603,215	Withheld	221,297
Griffith	For	12,904,347	Against	603,215	Withheld	160,412

2.

Increase authorized shares:

For  13,382,500

Against  900

Withheld  284,574

3.

Ratify auditors:

For  13,532,480

Against

  22,900

Withheld  112,594

4.

Approve stock option plan:

For  11,327,464

Against  2,186,289

Withheld  154,221

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

3.2	Certificate of Merger (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form SB-2/A (File No. 333-127261), filed with the SEC on December 16, 2005).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
4.3	Form of 6% Senior Secured Convertible Note (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
4.4	Form of 8% Senior Secured Convertible Note Due June 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
4.5	Form of Warrant Issued January 13, 2006 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).
4.6	Form of Secured Promissory Note Issued January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2006).

4.7	Form Variable Rate Original Issue Discount Convertible Secured Debentures (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).
4.8	Form of Unsecured Convertible Debenture (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).
4.9	Form of Warrant (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).
10.1	Amendment to Coal Purchase and Sale Agreement (incorporated by reference to Exhibit 10.15a to the Company's Annual Report on form 10-KSB, filed with the SEC on April 15, 2005).
10.2	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.4	Security Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2005).
10.5

Cancellation of the agreement between Saudi American Minerals Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB, filed with the SEC on May 19, 2006).

10.6

Cancellation of the agreement between Kentucky Energy Consultants Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB, filed with the SEC on May 19, 2006).

10.7

Securities Purchase Agreement dated as of June 30, 2006 by and among Consolidated Energy, Inc. and the investors signatory thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.8

Unsecured Debt Securities Purchase Agreement dated as of June 30, 2006 by and among Consolidated Energy, Inc. and the investors signatory thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.9

Registration Rights Agreement dated as of June 30, 2006 by and among Consolidated Energy, Inc. and the Purchasers signatory thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006). (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.10

Security Agreement dated as of June 30, 2006 by and among Consolidated Energy, Inc., and the Senior Investors. (Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.11

Subsidiary Guaranty dated as of June 30, 2006 by and among Eastern Consolidated Energy, Inc., CEI Holdings, Inc., Morgan Mining, Inc., Warfield Processing, Inc. and Eastern Coal Energies, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.12

Intercreditor Agreement dated as of June 30, 2006, among Consolidated Energy, Inc. and the parties listed on the signature page thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.13

Subordination Agreement dated as of June 30, 2006, among Consolidated Energy, Inc. and the parties listed on the signature page thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.14

Blocked Account Agreement dated as of June 30, 2006, by and among Consolidated Energy, Inc. and Community Trust and Investment Company  (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

10.15

Control Account Agreement dated as of June 30, 2006, by and among Consolidated Energy, Inc. Atoll Asset Management, LLC, Community Trust and Investment Company and the purchasers set forth on the signature page thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 17, 2006).

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

CONSOLIDATED ENERGY, INC.

Date: August 21, 2006	By:	/s/ David Guthrie
David Guthrie
President, Principal Executive Officer
and Director

Date: August 21, 2006	By:	/s/ Robert Chmiel
Robert Chmiel
Interim Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Guthrie David Guthrie	President, Principal Executive Officer and Director	August 18, 2006

/s/ Robert Chmiel Robert Chmiel	Interim Chief Financial Officer, Principal Accounting Officer and Director	August 18, 2006

/s/ Joseph Jacobs Joseph Jacobs	Director	August 18, 2006

/s/ Edward Jennings Edward Jennings	Director	August 18, 2006

/s/ Carl Baker Carl Baker	Director	August 18, 2006

/s/ Barry Tackett Barry Tackett	Director	August 18, 2006

/s/ Timothy M. Stobaugh Timothy M. Stobaugh	Director	August 18, 2006

/s/ Jesse Shelmire Jesse Shelmire	Director	August 18, 2006

/s/ Scott Griffith Scott Griffith	Director	August 18, 2006