Form 10QSB
period 2006-09-30
CONSOLIDATED ENERGY INC
filed 2006-12-06
CIK 1061985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes   X

No ___

(i)

As of December 1, 2006, the issuer had 24,564,003 shares of common stock, par value $0.001 per share, issued and outstanding.

(ii)

Transitional Small Business Disclosure Format (check one):  Yes          No     X

(iii)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No  X

CONSOLIDATED ENERGY, INC.

INDEX TO FORM 10-QSB

Page

PART I

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets as of December 31, 2005 and

September 30, 2006 (unaudited)

3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and September 30, 2006

4

Condensed Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2005 and September 30, 2006

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis or Plan of Operation

21

Item 3.

Controls and Procedures

46

PART II

OTHER INFORMATION

48

Item 4.

Submission of Matters to a Vote of Security Holders………………………………… 48

Item 5.

Other Information

48

Item 6.

Exhibits

49

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 775	$ 1,031
Accounts receivable	671,667	1,754
Accounts receivable - other	71,417	71,417
Prepaid and other	24,271	7,754
Total current assets	768,130	81,956

BUILDING, EQUIPMENT AND COAL LEASES
Building and equipment, net of $1,329,254 and $791,027 Depreciation	12,976,149	11,073,058
Coal Leases, net of $64,025 and $17,829 Amortization	15,693,861	15,157,721
Total building, equipment and coal leases, net	28,670,010	26,230,779

OTHER ASSETS
Restricted cash	753,135	70,800
Prepaid royalty	143,158	70,857
Other assets	25,000	55,800
Total other assets	921,293	197,457
Total Assets	$ 30,359,433	$ 26,510,192

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Cash overdrafts	$ 98,151	$ 23,532
Convertible debentures	--	707,959
Accounts payable	2,445,063	1,453,350
Accrued liabilities	2,036,864	6,917,796
Royalties payable	555,026	476,638
Current portion of capital lease	--	1,295,322
Notes payable	3,130,354	2,172,191
Derivative liability - warrants	5,604,811	3,551,471
Derivative liability - convertible shares	12,674,961	7,602,941
Payable to related parties	670,659	590,659
Total current liabilities	27,215,889	24,791,859

Deferred royalties payable	147,599	157,541
Asset retirement obligations	53,441	34,629
Notes payable – long term portion	3,906,614	1,478,931
Total long-term liabilities	4,107,654	1,671,101
Total Liabilities	31,323,543	26,462,960

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 per value; 100 million shares authorized; 24,564,003 and 14,823,246 shares issued and outstanding	24,564	14,824
Additional paid-in capital	25,305,367	14,266,314
Accumulated deficit	(26,294,041)	(14,233,906)
Total Stockholders’ Equity (Deficit)	$ (964,110)	$ 47,232
Total Liabilities and Stockholder’s Equity (Deficit)	$ 30,359,433	$ 26,510,192

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,	Three Months Ended September 30,
	2005	2006	2005	2006

REVENUES
Coal Sales	$ 1,816,305	$ 4,950,722	$ 920,739	$ 1,702,406
Other revenue	--	3,000	--	--
Total revenue	1,816,305	4,953,722	920,739	1,702,406

EXPENSES
Cost of sales, excluding depreciation of mine equipment of $415,347and $684,339, and amortization of coal leases of $2,829and $46,196 for the nine months ended September 30, 2005 and 2006, respectively	1,959,506	5,207,596	1,082,942	2,045,462
Operating expenses	2,897,778	4,102,191	1,248,379	1,858,607
Liquidated damages……………………	--	69,167	--	--
Depreciation and amortization	418,175	730,536	158,677	280,040
Total costs and expenses	5,275,459	10,109,490	2,489,998	4,184,109

LOSS FROM OPERATIONS	(3,459,154)	(5,155,768)	(1,569,259)	(2,481,703)

OTHER INCOME (EXPENSE)
Interest income	--	21,036	--	17,288
Loss on sale of assets	(72,833)	(511,635)	--	--
Change in fair value of warrant liability	(1,909,557)	11,882,175	2,151,470	(629,917)
Change in fair value of conv. share liability	2,950,001	(853,388)	404,412	(843,450)
Interest expense, net of $1,228,987 and $130,119 capitalized interest for the nine and three months ended September 30, 2005, respectively	(110,095)	(17,442,555)	(88,310)	(793,095)
Total other income (expense)	857,516	(6,904,367)	2,467,572	(2,249,174)

NET INCOME (LOSS)	$ (2,601,638)	$ (12,060,135)	$ 898,313	$ (4,730,877)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$ (0.21)	$ (0.63)	$ 0.07	$ (0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,686,939	19,132,207	12,686,939	22,966,846

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the nine months ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (2,601,638)	$ (12,060,135)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and Amortization	418,175	730,536
Stock Issued for Services	244,776	633,169
Stock Issued for Interest Payments	--	368,032
Amortization of debt discount	23,518	15,692,800
Loss on Sale of Assets	72,833	511,635
Change in fair value of convertible share liability	(2,950,001)	853,388
Change in fair value of warrant liability	1,909,557	(11,882,175)
Changes in Operating assets and Liabilities
Prepaid Expenses	(3,611)	(16,517)
Accounts Receivable	2,033	(669,913)
Prepaid Royalties	(39,500)	(72,301)
Other Assets	(32,408)	30,800
Cash Overdrafts	(400,623)	74,619
Accounts Payable	1,272,719	628,460
Accrued Liabilities	--	1,205,311
Royalties Payable	(42,972)	78,388
Deferred Royalties Payable	(7,380)	(9,942)
Deferred Revenue	226,254	--
Purchase of Restricted Cash	(1,300)	(682,335)
Asset Retirement Obligations	--	2,301
NET CASH USED BY OPERATING ACTIVITIES	(1,909,568)	(4,583,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(6,002,315)	(4,019,124)
Interest Capitalized	(4,471,036)	--
Lease Cost Capitalized	--	(582,336)
Proceeds from disposal of equipment	18,000	4,500
NET CASH USED BY INVESTING ACTIVITIES	(10,455,351)	(4,596,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Secured Notes	-	9,693,022
Proceeds from note payable	907,410	-
Proceeds From Convertible Debentures	12,765,000	-
Advances from (Payment) to Related Parties	(497,528)	80,000
Payments on Capital Leases	(346,834)	-
Payments on Notes Payable	(403,910)	(592,439)
Proceeds From Stock Sales	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,424,138	9,180,583

NET (DECREASE) INCREASE IN CASH	59,219	(256)
CASH BALANCE, BEGINNING OF YEAR	4,392	1,031
CASH BALANCE, END OF YEAR	$ 63,611	$ 775

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

July 12, 2006 Financing

On July 12, 2006 (the "Closing Date”), the Company completed the transactions contemplated by a Securities Purchase Agreement, effective as of June 30, 2006 (the “Purchase Agreement”).  Under the terms of the Purchase Agreement, the Company issued to four institutional investors (the “Senior Investors”) $4,444,444 in face amount of Variable Rate Original Issue Discount Convertible Secured Debentures (the “Secured Debentures”) due June 2008.  The Company realized gross proceeds of $4,000,000 from the issuance. The Secured Debentures bear interest at the annual rate of the higher of 12% or prime rate plus 4%, and may be convertible into common stock of the Company at a fixed conversion price of $1.36.  The Secured Debentures are secured by a first priority security interest in equipment that was purchased with the proceeds from the Secured Debentures (the “Equipment”) and a subordinated security interest in all assets of the Company as well as certain of the Company’s real estate located in Martin County, Kentucky.  In addition, the Secured Debentures are guaranteed by the Company’s subsidiaries.

Of the amount raised, $3,750,000 was deposited into a blocked account and was used to purchase the Equipment.  The balance of the funds ($250,000) was deposited into a control account and will be released when the Company issues one or more widely disseminated press releases reporting that it has produced and sold at least 70,000 tons of coal during each of three consecutive calendar months.

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

Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) registering the resale of (i) the shares of common stock issuable upon conversion of the Secured Debentures and the Unsecured Debentures, (ii) the Investor Shares, and (iii) the shares of common stock issuable upon the exercise of the Warrants on the earlier of (a) the 60th calendar day following the Closing Date, or (b) the 20th calendar day following the date on which the Company’s registration statement currently on file with the Commission is declared effective and cause such registration statement to be declared effective no later than 60 days after the filing thereof.  The Company has not yet filed a registration agreement and as such is currently in non compliance with this registration rights agreement.  The Company however has not triggered an Event of Default pursuant to the Secured Debentures.  The Company would trigger an Event of Default if a registration statement shall not have been declared effective by the Commission on or prior to the 210th calendar day after the Closing Date.

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

Convertible Debentures

The Company had issued a total of $707,959 in convertible debentures, which were convertible into shares of the Company’s common stock at 60% to 70% of the asking price quoted on the OTCBB on the date of conversion.  These debentures were converted into shares of common stock as part of the July 12, 2006 transaction – see above.

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

The Company’s notes payable at September 30, 2006 consisted of the following:

Promissory Notes	Amount Due at September 30, 2006

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $0.90 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $0.90per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured convertible note dated January 13, 2006; interest rate of 8%. Principal and interest are due monthly commencing with June 30, 2006. Principal and interest can be converted into shares of the company’s common stock at $0.90 per share.	6,239,930
Senior secured non-convertible promissory note dated January 13, 2006; interest rate of 3% per annum compounded annually with principal and interest due upon final maturity date of June 30, 2008.	2,640,000
Senior secured convertible note dated July 12, 2006; interest at the annual rate of the higher of 12% or prime rate plus 4%. Interest is due monthly and principal is due commencing with the 1st of the month following 120 days from July 12, 2006. Principal and interest can be converted into shares of the company’s common stock at $1.36 per share. Principal due upon final maturity date of June 30, 2008.	4,444,444
Junior unsecured convertible promissory note dated July 12, 2006; interest rate of 15% per annum; accrues monthly; payable upon certain cash flow conditions. Principal due upon final maturity date of June 30, 2008.	1,750,000
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	11,138
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	21,796
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	21,593
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	22,421
Bank Line of Credit Note, Interest rate prime plus 1%, interest only due through September 30, 2006	413,406
TOTAL PROMISSORY NOTES	$ 29,314,728
Less: debt discount	(22,277,760)
Less: current portion of notes payable	(3,130,354)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 3,906,614

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

3.

Equity Transactions

Issuance of Stock upon the Conversion of Notes Payable and Accrued Interest

During the first quarter of 2005, the Company issued 29,348 shares of common stock upon the conversion debt principal and interest totaling $53,884.  During the second quarter of 2005, the Company issued 29,330 shares of common stock upon the conversion of debt principal and interest totaling $52,529.  In July 2006, the Company issued 952,239 shares of common stock upon the conversion debt principal and interest totaling $857,015.

Issuance of Stock in lieu of Cash for Accrued Interest

During the third quarter 2006, the Company issued 534,801 shares of common stock in lieu of cash as payment of interest totaling $414,792 to the holders of the 6% Notes for interest which accrued for the six months ended July 1, 2006.  The accrued interest was converted into shares of common stock at a $0.7756 conversion price, which was the 10-day volume weighted average price (“VWAP”) of the stock for the 10 trading days prior to July 1, 2006 as quoted in the Over The Counter Electronic Bulletin Board trading exchange.

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

In February and March 2006, the Company issued 2,093,306 shares of common stock and cancelled warrants to purchase 1,208,000 shares of common stock pursuant to the cashless exercise of warrants.  The warrants had an exercise price between $0.90 and $1.70 per share and were cashlessly exercised between $2.35 and $3.20, the price of the stock on the date the holders exercised the warrants.  In August 2006, the Company issued 349,553 shares of common stock and cancelled warrants to purchase 3,847 shares of common stock pursuant to the cashless exercise of warrants.  The warrants had an exercise price of $0.01 and were cashlessly exercised at $1.01, the price of the stock on the date the holder exercised the warrants.

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

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

Issuance of Stock for Accrued Salaries

On July 12, 2006, the Company issued 552,036 shares of its common stock to Mr. Tackett and Mr. Jacobs, both officers and directors of the Company, for $496,834 of accrued salaries as a further condition to the completion of the July 2006 financing.  The accrued salaries were converted into shares of common stock at a $0.90 conversion price.

Issuance of Stock Pursuant to Financing Agreement

On July 12, 2006, the Company issued 4,000,000 shares of its common stock to certain investors pursuant to the terms of the certain financing transaction described in detail above.  See Note 2.

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

On July 12, 2006, the Company closed an additional financing pursuant to which the Company

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

entered into a Registration Rights Agreement with the new investors wherein the Company agreed to file a registration statement with the SEC on the earlier of (a) the 60th calendar day following the closing date, or (b) the 20th calendar day following the date on which the Company’s registration statement currently on file with the SEC is declared effective and cause such registration statement to be declared effective no later than 60 days after the filing thereof.  In connection with the execution of the July 2006 financing, the existing investors agreed to waive, until November 30, 2006, certain liquidated damage penalties due to them since the Company did not cause the registration statement to be declared effective by May 31, 2006.  The Company has not yet filed a registration agreement and as such is currently in non compliance with this registration rights agreement.  The Company however has not triggered an Event of Default pursuant to the Secured Debentures.  The Company would trigger an Event of Default if a registration statement shall not have been declared effective by the Commission on or prior to the 210th calendar day after the Closing Date.

On June 29, 2006, the Company received comments from the SEC and on August 14, 2006 the Company filed an amended Registration Statement on Form SB-2, amending the registration statement pursuant to the June 29, 2006 comments.  The Company has been informed that it must file an additional amendment, updated with its most recently filed quarterly financial statement.

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

On July 12, 2006, the Company issued 193,518 shares of its common stock to Mr. Tackett and issued 358,518 shares of its common stock to Mr. Jacobs, both officers and directors of the Company, for a combined $496,834 of accrued salaries as a further condition to the completion of the July 2006 financing.  The accrued salaries were converted into shares of common stock at a $0.90 conversion price.

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

5.

Events Subsequent to September 30, 2006

Resignation of Officer and Director

On October 25, 2006, the Board of Directors of the Company accepted the resignation of David Guthrie as President, Chief Executive Officer and Director pursuant to the terms of Mr. Guthrie’s resignation letter dated October 25, 2006.  Mr. Guthrie is resigning in order to pursue other opportunities.  In accordance with the Board’s approval, Mr. Guthrie shall continue to receive his salary in the normal course of business through November 15, 2006, and the Company shall also transfer ownership to Mr. Guthrie of an automobile previously purchased by the Company for Mr. Guthrie’s use while he was employed.  The Company has not appointed any replacement for Mr. Guthrie, and all existing officers of the Company shall continue to be employed in their current positions.

Restatement of September 30, 2005 Balances

On January 3, 2005, the Company issued 2,500,000 shares of its common stock for additional coal seams on the Dempsey Lease, to certain shareholders who at the time were deemed to be controlling shareholders.  The 2,500,000 shares of stock were valued and originally booked at par value of $2,500 which approximated the cost basis of the Lease in the hands of the controlling shareholders.  In November 2005, the Company discovered the error and the correction is reflected in the financial statements for the fiscal year ended December 31, 2005 which reflect the 2,500,000 shares of stock valued at fair market of $4,875,000 which represents the closing quoted market value of our stock on the date of the acquisition of the additional seams.  As summarized below, the restatements only affected the value of certain balance sheet items and accordingly, did not result in a change to earnings.

The following sets forth the balance sheet items affected by these changes:

	As		As
	Reported	Restatement	Restated
	9/30/05	Adjustment	9/30/05
Coal Leases, Net of Amortization	$ 6,020,708	$ 5,956,800	$ 11,977,508
Additional Paid-in-Capital	$10,571,052	$ 5,956,800	$ 16,527,852

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

CONSOLIDATED ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

	As Reported and Restated	July 2006 Restatement		As Restated
	9/30/05	Adjustments		9/30/05
Coal leases, net of amortization	11,977,508	385,557	(5)	12,363,065
Derivative liability warrants		(3,383,309)	(1)
		969,336	(6)
		(1,909,557)	(3)	(4,323,530)
Derivative liability conversion shares		(10,067,648)	(2)
		2,950,001	(4)	(7,117,647)
Long term notes payable	(10,669,221)	10,067,648	(2)
		(385,557)	(5)	(987,130)
Additional Paid-in-Capital	(16,527,852)	3,383,309	(1)
		(969,336)	(6)	(14,113,879)
Retained deficit	11,457,704	(1,909,557)	(3)
		2,950,001	(4)	10,417,260
Changes in fair value derivative liability warrants		(1,909,557)	(3)	(1,909,557)
Changes in fair value derivative liability conversion shares		2,950,001	(4)	2,950,001
Net Loss	(3,642,082)	(1,040,444)		(2,601,638)

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

(3)

Represents the change in the fair of the warrant derivative liability between the initial commitment date and September 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 4.18%; (ii) expected life of 4.42 years; (iii) expected volatility of 84.56%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $2.35.

(4)

Represents the change in the fair of the conversion share derivative liability between the initial commitment date and September 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 4.18%; (ii) expected life of 2.42 years; (iii) expected volatility of 84.56%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.70.

(5)

Represents the change in the amortization of the debt discount.  During this period the Company was capitalizing all interest charges.

(6)

Represents the value associated with the settlement of 1,066,176 warrants through a cashless exercise.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Consolidated Energy, Inc. for the three and nine months ended September 30, 2006 and September 30, 2005 respectively.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis or Plan of Operation are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption “Cautionary Statements and Risk Factors.”

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

We are a producer and marketer of Appalachian coal, which is supplied to domestic electric utilities.  After obtaining permits from the U.S. Department of the Interior, we mine properties for the extraction of coal minerals.  We obtain reclamation bonds for each of our producing properties.  These bonds typically take the form of cash deposits with the U.S. Department of the Interior, Office of Surface Mining, or OSM.  At September 30, 2006, $121,700 was on deposit with OSM for reclamation bonds related to our Warfield mining operations.  Coal sales are made through the spot market and through long-term supply contracts.  Over the next 6-12 months, we expect all coal production to be sold solely through existing long-term contracts.  If no other long-term contracts are executed, we anticipate selling any coal not covered by the existing contracts in the spot market.

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

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience.  At September 30, 2006, we had recorded asset retirement obligation liabilities of $53,441.  While the precise amount of these future costs cannot be determined with certainty, as of September 30, 2006, we estimate that the aggregate undiscounted cost of final mine closure is approximately $121,700.

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

Results of Operations

Revenues increased for the nine month period ended September 30, 2006 compared to the same nine month period in the prior year period because operations were limited in the previous period as we transitioned back into a producing entity, having suspended operations during most of 2005 to complete the wash plant facility and complete the ventilation and slope projects.

For the nine months ended September 30, 2006, we had revenues of $4,953,722, of which $4,950,722 was derived from coal sales and $3,000 was derived from oil and gas sales.  One regional coal producer accounted for all coal sales.  Costs and expenses totaled $17,013,858, which included other expenses of approximately $6.90 million related to the change in value of the convertible debt and warrant liabilities and interest expense of approximately $17.44 million, for a net loss of $12,060,135, or $0.63 per share.  For the nine months ended September 30, 2005, we had had coal sales of $1,816,305 and did not have any sales from oil and gas.  Costs and expenses totaled $4,417,943, which included other expense of approximately $1.0 million related to the change in value of the convertible debt and warrant liabilities and interest expense of approximately $110,000, for a net loss of $2,601,638 or $0.21 per share.  The approximate $3.14 million increase in revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was attributable to the fact, in the previous year, we had limited production as we completed our construction projects.

For the three months ended September 30, 2006, we had revenues of $1,702,406, of which $1,702,406 was derived from coal sales and did not have any sales from oil and gas sales. One regional coal producer accounted for all coal sales.  Costs and expenses totaled $6,433,283, which included other expenses of approximately $1.47 million related to the change in value of the convertible debt and warrant liabilities and a decrease in interest expense of approximately $.79 million, for a net loss of $2,249,174 or $0.21 per share.  For the three months ended September 30, 2005, we had had coal sales of $920,739 and did not have any sales from oil and gas. Costs and expenses totaled $22,426, which included other income of approximately $2.56 million related to the change in value of the convertible debt and warrant liabilities and interest expense of approximately $88,000, for a net income of $898,313 or $.07per share.  The approximate $782,000 increase in revenue for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was attributable to the fact, in the previous year, we had limited production as we completed our construction projects.

For the nine months ended September 30, 2006, the cost of revenue was approximately $5.21 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $2.21 million, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of $285,000, parts and supplies used in the process of coal production of approximately $1.88 million, transportation costs of approximately $385,000, royalties and taxes of approximately $465,000 and approximately $55,000 for the cost of purchased coal.  For the nine months ended September 30, 2005, the cost of revenue was approximately $1.96 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $536,000, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of approximately $95,000, parts and supplies used in the process of coal production of approximately $266,000, transportation costs of approximately $199,000, royalties and taxes of approximately $215,000, and approximately $403,000 for the cost of purchased coal.

For the three months ended September 30, 2006, the cost of revenue was approximately $2.05 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $0.93 million, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of $165,000, parts and supplies used in the process of coal production of approximately $712,500, transportation costs of approximately $90,000, and royalties and taxes of approximately $150,000.  For the three months ended September 30, 2005, the cost of revenue was approximately $1.08 million and consisted primarily of salary, benefits, worker’s compensation and other compensation costs directly attributable to the employment of miners of approximately $142,000, and direct costs paid to third party vendors whose goods and services were directly used in producing coal, which primarily included equipment leases and maintenance expenses of approximately $16,000, parts and supplies used in the process of coal production of approximately $173,000, transportation costs of approximately $128,000, cost of purchased coal of approximately 403,000 and royalties and taxes of approximately $218,000.

Operating expenses for the nine months ended September 30, 2006 were approximately $4.10 million compared to operating expense of approximately $2.90 million for the nine months ended September 30, 2005.  This approximately $1.20 million increase was mainly attributable to an increase of approximately $695,000 in consulting and professional fees from $975,000 for the nine month period in 2005 compared to $1.67 million for the same nine month period in 2006.   Officer salaries and related expenses increased from $243,000 for the nine month period ended September 30, 2005 to approximately $645,000 for the nine month period ended September 30, 2006 due to additional officers being added to our payroll as we improved our management team.

Operating expenses for the three months ended September 30, 2006 were approximately $1.86 million compared to operating expenses of approximately $1.08 million for the three months ended September 30, 2005.  This approximately $0.78 million increase was mainly attributable to an increase of approximately $670,000 in consulting and professional fees from $350,000 for the three month period in 2005 compared to $1.02 million for the same three month period in 2006.  Officer salaries and related expenses increased from approximately $201,000 for the three month period ended September 30, 2005 to approximately $441,000 for the three month period ended September 30, 2006 due to additional officers being added to our payroll as we improved our management team.

Restatement of September 30, 2005 Balances

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

The following sets forth the balance sheet items affected by these changes:

	As		As
	Reported	Restatement	Restated
	9/30/05	Adjustment	9/30/05
Coal Leases, Net of Amortization	$ 6,020,708	$ 5,956,800	$ 11,977,508
Additional Paid-in-Capital	$10,571,052	$ 5,956,800	$ 16,527,852

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

	As Reported and Restated	July 2006 Restatement		As Restated
	9/30/05	Adjustments		9/30/05
Coal leases, net of amortization	11,977,508	385,557	(5)	12,363,065
Derivative liability warrants		(3,383,309)	(1)
		969,336	(6)
		(1,909,557)	(3)	(4,323,530)
Derivative liability conversion shares		(10,067,648)	(2)
		2,950,001	(4)	(7,117,647)
Long term notes payable	(10,669,221)	10,067,648	(2)
		(385,557)	(5)	(987,130)
Additional Paid-in-Capital	(16,527,852)	3,383,309	(1)
		(969,336)	(6)	(14,113,879)
Retained deficit	11,457,704	(1,909,557)	(3)
		2,950,001	(4)	10,417,260
Changes in fair value derivative liability warrants		(1,909,557)	(3)	(1,909,557)
Changes in fair value derivative liability conversion shares		2,950,001	(4)	2,950,001
Net Loss	(3,642,082)	(1,040,444)		(2,601,638)

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

(3)

Represents the change in the fair of the warrant derivative liability between the initial commitment date and September 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 4.18%; (ii) expected life of 4.42 years; (iii) expected volatility of 84.56%; (iv) expected dividend yield of 0.00%; and (v) stock valuation of $2.35.

(4)

Represents the change in the fair of the conversion share derivative liability between the initial commitment date and September 30, 2005. The fair value was calculated using the Binomial Lattice pricing model with the following assumptions:  (i) risk free interest rate of 4.18%; (ii) expected life of 2.42 years; (iii) expected volatility of 84.56%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.70.

(5)

Represents the change in the amortization of the debt discount.  During this period the Company was capitalizing all interest charges.

(6)

Represents the value associated with the settlement of 1,066,176 warrants through a cashless exercise.

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

On July 12, 2006, we issued 193,518 shares of our common stock to Mr. Tackett and issued 358,518 shares of our common stock to Mr. Jacobs, both officers and directors of the Company, for a combined $496,834 of accrued salaries as a further condition to the completion of the July 2006 financing.  The accrued salaries were converted into shares of common stock at a $0.90 conversion price.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of approximately $754,000, of which approximately $753,000 was restricted cash.  As of September 30, 2006, we had negative working capital of approximately $14.23 million.  We expect a significant use of cash during the remaining calendar quarter of 2006, as we continue to expand our coal mining operations.  We anticipate the need to acquire additional assets and/or mining operations, and may be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on our spending program.  In March 2006, we entered into a Memorandum of Understanding for a Line of Credit with Community Trust Bank, Inc., Pikeville, KY pursuant to which we may borrow 80% of our accounts receivable, up to $5 million.  We are required to make monthly payments of interest-only, calculated by multiplying the then principal balance outstanding by an interest rate determined to be the Prime Rate plus 1%.  We received approval from greater than 60% of our outstanding note holders, as required by our January 2006 agreement prior to incurring any additional indebtedness, and subsequently signed the Line of Credit Agreement on April 24, 2006.  As of September 30, 2006, we had total accounts receivable of approximately $671,667.  Pursuant to the terms of the line of credit agreement with Community Trust Bank, as of September 30, 2006 we received cash of approximately $537,300 (80% of $671,667) based on accounts receivable at September 30, 2006.

To date, we have funded operations primarily through the issuance of notes payable and convertible debentures.  We have also issued stock for services in lieu of cash.  In September and November 2005, we obtained a $1.8 million bridge loan.  This allowed us to continue operating through the middle of January 2006.  Subsequently in January 2006, we were able to secure additional financing with terms agreeable to the Bridge Note holders which transferred the bridge note into the additional funding, the material terms of which are described above in the section titled Recent Developments.  In April 2006, we entered into the Line of Credit Agreement described above with Community Trust Bank, Inc.  In July 2006, we closed an additional financing transaction, the material terms of which are also described below in the section titled Recent Developments.  Now that (i) the wash plant is operational,  (ii) we have re-commenced coal production in the Pond Creek seam, generating approximately 20,000 tons per month, (iii) we have commenced selling coal pursuant to our sales contract with American Electric Power, and (iv) have completed the July 2006 financing, the proceeds of which will be used to purchase additional equipment and provide working capital which we believe will allow us to a monthly production level in excess of 60,000 tons within 45 days, management believes we now have enough cash, and the availability of cash pursuant to this Line of Credit, to continue operations with no further influx of cash.  However, we estimate that our monthly production must exceed 55,000 tons per month in order for us to generate cash flow from operations sufficient enough for to service our debt and conduct operations without any additional outside sources of capital.  We may seek additional capital in order to expand our operations, with a goal to raise an additional approximately $1 to $3 million, which would allow us to produce approximately 80,000 to 100,000 tons per month, subject to the availability of capital at terms favorable to us.  If we are unable to produce in excess of 55,000 tons per month, then we will scale back operations to reduce operating expenditures.  No assurances, however, can be made that we will reduce costs enough to continue operations and we may be forced to suspend or completely cease operations, the results of which may be detrimental to the investment of our shareholders and existing note holders.

As of September 30, 2006, we had not established revenues sufficient to cover our operating costs, and there remains substantial doubt about our ability to continue as a going concern consistent with the report of our auditor at December 31, 2005.  At this filing date, we believe we have sufficient capital to complete mine development, operate the wash plant, and upgrade and/or maintain the equipment necessary to increase the production capability of the Alma and Pond Creek seams, however, we may seek additional financing to increase operations until the planned production is fully implemented.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to us and our stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.  If such funding is received and we successfully complete the planned increase in production, management believes we will have adequate resources for operations without any additional outside infusion of capital. However, if such operations are substantially delayed or impaired, we may be forced to suspend or cease operations.

Cash Flows

We currently satisfy our working capital requirements through cash flows generated from the sale of coal as well as the sale of notes payable and convertible debentures.  For the nine months ended September 30, 2006, we had a net decrease in unrestricted cash of approximately $256.  Cash flows from operating, financing and investing activities for the nine months ended September 30, 2005 and September 30, 2006 are summarized in the following table:

Activity	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006

Operating activities	$ (1,909,568)	$ (4,583,879)
Investing activities:	(10,455,351)	(4,596,960)
Financing activities	12,424,138	9,180,583
Net increase (decrease) in cash	$ 59,219	$ (256 320,639)

Operating Activities

The net cash used in operating activities of approximately $4.58 million during the nine months ended September 30, 2006 was primarily the result of the net loss of approximately $12.06 million and increases in accounts receivable of approximately $669,000 offset by an increase in accrued liabilities of approximately $1.21 million as we completed our slope construction and wash plant projects and commenced coal sales, an increase in accounts payable and royalties payable of approximately $707,000 and non-cash expenses of approximately $6.54 million.  The non-cash expenses recorded during the period primarily included approximately $731,000 for depreciation and amortization and $633,000 of non-cash consulting and compensation expenses related to the issuance of common stock for services rendered, accretion of debt discount of $15.69 million and $511,635 of loss on sale of capital assets, offset by change in fair value of warrant liability of $11.88 million and change in fair value of convertible shares of $0.85 million.

The net cash used in operating activities of approximately $1.91 million during the nine months ended September 30, 2005 was primarily the result of the net loss of approximately $2.6 million partially offset by an increase in accounts payable and accrued liabilities of approximately $1.2 million and non-cash expenses of approximately $281,000 of which $418,175 was for depreciation and amortization and $1.91 million in change in fair value of warrant liability offset by approximately $2.96 million in change in fair value of convertible share liability.

Investing Activities

Approximately $4.60 million of the cash used in investing activities during the nine months ended September 30, 2006 was due primarily to the addition of approximately $4.02 million of property, plant and equipment, and $582,000 pursuant to the capitalization of lease costs.  To the extent that we make additional asset acquisitions in the remaining quarter of 2006 similar to our investing activities in the past year, we will need to raise additional cash from outside sources.  If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution.  Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to us or our stockholders.  If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

For the nine months ended September 30, 2005, $10.46 million of cash was used in investing activities resulted primarily from the purchase of equipment of approximately $6.0 million, and approximately $4.47 million of capitalized interest.

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

Pursuant to the terms of a registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) registering the resale of (i) the shares of common stock issuable upon conversion of the Secured Debentures and the Unsecured Debentures, (ii) the Investor Shares, and (iii) the shares of common stock issuable upon the exercise of the Warrants on the earlier of (a) the 60th calendar day following the Closing Date, or (b) the 20th calendar day following the date on which the Company’s registration statement currently on file with the Commission is declared effective and cause such registration statement to be declared effective no later than 60 days after the filing thereof.  We have not yet filed a registration agreement and as such we are currently in non compliance with this registration rights agreement.  We however have not triggered an Event of Default pursuant to the Secured Debentures.  We would trigger an Event of Default if a registration statement shall not have been declared effective by the Commission on or prior to the 210th calendar day after the Closing Date.

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

Issuance of Stock

In February 2005, we issued 2,500,000 shares of our common stock to Eastern Land Development Company, Inc. and acquired the right to mine an additional approximately 13.0 million tons recoverable coal in the Alma, Pond Creek, Coalburg, Taylor, Richardson, and Broas seams.  The acquisition was booked at $4,875,000, the fair market value of the stock on the date issued.

In June 2006, we issued 200,000 shares to RC Financial Group, LLC for consulting services rendered.  As a result, we recognized a $202,000 consulting expense.  Robert Chmiel is the sole owner of RC Financial Group, LLC and is our current interim chief financial officer.

In July 2006, we issued 952,239 shares of common stock upon the conversion debt principal and interest totaling $857,015.

On July 12, 2006, we issued 552,036 shares of our common stock to Mr. Tackett and Mr. Jacobs, both officers and directors of the Company, for $496,834 of accrued salaries.  The accrued salaries were converted into shares of common stock at a $0.90 conversion price.

During the third quarter 2006, we issued 534,801 shares of common stock in lieu of cash as payment of interest totaling $414,792 to the holders of the 6% Notes for interest which accrued for the six months ended July 1, 2006.  The accrued interest was converted into shares of common stock at a $0.7756 conversion price, which was the 10-day volume weighted average price (“VWAP”) of the stock for the 10 trading days prior to July 1, 2006 as quoted in the Over The Counter Electronic Bulletin Board trading exchange.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Total	Less than 1 year	After 1 year
Notes payable	$29,314,728	$ 458,742	$28,835,986
Operating leases	79,648	65,803	13,845
Employment obligations	312,667	312,667	-
Total contractual obligations	$29,707,043	$ 837,212	$28,849,831

Our notes payable at September 30, 2006 consisted of the following:

Promissory Notes	Amount Due at September 30, 2006

Senior secured convertible Note dated February 14, 2005; interest rate of 6% per annum from original issue.  Interest due semi-annually with six month anniversary date.  Principal and interest can be converted into shares of the Company’s common stock at $0.90 per share.  Principal due 36 months from the date of issue.

$ 7,000,000
Senior secured convertible Note dated June 30, 2005; interest rate of 6% per annum from original issue. Interest due semi-annually with six month anniversary date. Principal and interest can be converted into shares of the Company’s common stock at $0.90per share. Principal due 36 months from the date of issue.	6,750,000
Senior secured convertible note dated January 13, 2006; interest rate of 8%. Principal and interest are due monthly commencing with June 30, 2006 Principal and interest can be converted into shares of the company’s common stock at $0.90 per share.	6,239,930
Senior secured non-convertible promissory note dated January 13, 2006; Interest rate of 3% per annum compounded annually with principal and interest due upon final maturity date of June 30, 2008.	2,640,000
Senior secured convertible note dated July 12, 2006; interest at the annual rate of the higher of 12% or prime rate plus 4%. Interest is due monthly and principal is due commencing with the 1st of the month following 120 days from July 12, 2006. Principal and interest can be converted into shares of the company’s common stock at $1.36 per share. Principal due upon final maturity date of June 30, 2008.	4,444,444
Junior unsecured convertible promissory note dated July 12, 2006; interest rate of 15% per annum; accrues monthly; payable upon certain cash flow conditions. Principal due upon final maturity date of June 30, 2008.	1,750,000
Bank Note Dated June 25, 2005; Interest rate 5.99% payable monthly	11,138
Bank Note Dated July 15, 2005; Interest rate 5.0%, payable monthly	21,796
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	21,593
Bank Note Dated June 25, 2005; Interest rate of 5.99%, payable monthly	22,421
Bank Line of Credit Note, Interest rate prime plus 1%, interest only due through June 30, 2006	413,406
TOTAL PROMISSORY NOTES	$ 29,314,728
Less: debt discount	(22,277,760)
Less: current portion of notes payable	(3,130,354)
TOTAL LONG-TERM PORTION OF PROMISSORY NOTES	$ 3,906,614

We rent mining equipment pursuant to an operating lease agreement, and made lease payments totaling $57,000 during the nine months ended September 30, 2006.

Off-Balance Sheet Arrangements

At September 30, 2005 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our mining operations began in September 2003 when we acquired our current mining operation in Kentucky.  Since that time, we have had nominal production and development operations.  Since inception of our current business in September 2003 through September 30, 2006 we have had only $10,401,858 in revenue.  Accordingly, our success is dependent on our ability to manage further mine development, increase production levels and achieve profitable sales with the resources we have available or can secure. In addition, we will have to adjust our planning to changing conditions in the highly competitive coal industry. None of these requirements for success can be demonstrated by our performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations.

Our financial status creates substantial doubt whether we will continue as a going concern.  If we do not continue as a going concern, investors will lose their entire investment.

We have suffered recurring losses from operations and we have limited capital resources.  We reported net losses totaling $12,060,136 and $6,418,284 for the nine months ended September 30, 2006 and the fiscal year ended December 31, 2005, respectively.  Because of these factors, the accompanying financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates realization of assets and the liquidation of liabilities in the normal course of business.  There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.  If adequate working capital is not available we will be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

As of September 30, 2006, we had current liabilities totaling $27,215,889 and long-term liabilities totaling $4,107,654.  We also have significant lease and royalty obligations.  On July 1, 2005, we failed to pay interest as required pursuant the terms of our 6% senior secured convertible notes (the “6% Notes”) executed on February 24, 2005 for an aggregate total face amount of $7,000,000, and thereby caused a default under the terms of such notes.  As a result of the event of default, the holders of the notes could have declared the entire outstanding principal amount immediately due and payable along with any interest accrued thereon. On September 23, 2005, we entered into a Consent and Waiver Agreement with the 6% note holders, pursuant to which they consented to a bridge note financing resulting in $1,800,000 in total gross proceeds and waived the application of default provision under the 6% Notes for a period of ten business days. The waiver was extended to November 18, 2005.  On January 13, 2006, the 6% note holders waived the prior defaults in connection with a private placement of 8% senior secured convertible notes. If we default again, the note holders will have the right to take immediate possession of all of our assets. Based on past experience with the current lenders, our management believes additional waivers will be granted by the lenders, if necessary.

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

In January 2005, we suspended production at our Warfield Mine to construct three slopes and the ancillary ventilation necessary to allow us to access the Pond Creek coal seam. As a result, there has been minimal production at the mine since February 2005.  In early January 2006, we restarted production as we anticipated the completion of our coal washing facility.  If we are unable to increase our mining operations at our Warfield Mine such that we can produce greater than 55,000 tons per month, we may not be able to financially sustain our operations without additional outside funds.  Without achieving 55,000 tons produced per month, we may not be able to continue as a going concern.

A small number of customers account for a significant portion of our revenue and if we are unable to maintain our current customer base or attract a new customer base, we will be required to curtail or cease operations.

For the nine months ended September 30, 2006, all of our sales were to three customers: Cinergy accounted for 3% of total coal sales, American Electric Power accounted for 89% of coal sales and New River Energy accounted for 8% of coal sales.  We have a 36 month contract for coal sales to American Electric Power for 40,000 tons per month which began in April 2006. We have an additional 12 month contract with American Electric Power with a 24 month option for 50,000 tons per month. If American Electric Power exercises its option on this contract, the two contracts combined will account for approximately 100% of our production capacity over the next three years and account for approximately 15% of our current recoverable reserves.  If American Electric Power does not exercise its option on this contract, American Electric Power will account for approximately 70% of our production capacity for the first 12 months and approximately 9% of our current recoverable reserves.  We intend to discuss the extension of existing agreements or entering into new long-term agreements with American Electric Power and other customers, but the negotiations may not be successful, and those other customers may not agree to purchase coal from us. If American Electric Power were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, and we were unable to secure agreements with other customers, we will be required to curtail or cease operations.

Our profitability may fluctuate due to unanticipated mine operating conditions and other factors that are not within our control.

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability.  We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel.  In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of a layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on our operating results.  During January 2006, 16 men died in four coal mining accidents in West Virginia.  As a result, West Virginia’s Governor ordered a halt in coal mining until safety checks could be conducted.  If a similar significant accident was to occur at our mines or other mines in Kentucky, such an accident would cause a minimum of 30 days of delayed production.  A prolonged disruption of production at our mines would result in a decrease in our revenues and profitability, which could be material.  Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

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

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of November 7, 2006, approximately 5,686,682 shares of our restricted common stock are eligible for sale pursuant to Rule 144.

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

Item 3.

Controls and Procedures.

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Consolidated Energy, Inc., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis.  In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures.  We believe our pre-

existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

Members of our management, including our Chief Operating Officer, Joseph Jacobs, and Interim Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report.  Based upon that evaluation, Messrs. Jacobs and Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

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

Resignation of Officer and Director

On October 25, 2006, the Board of Directors of the Company accepted the resignation of David Guthrie as President, Chief Executive Officer and Director pursuant to the terms of Mr. Guthrie’s resignation letter dated October 25, 2006.  Mr. Guthrie is resigning in order to pursue other opportunities.  In accordance with the Board’s approval, Mr. Guthrie shall continue to receive his salary in the normal course of business through November 15, 2006, and the Company shall also transfer ownership to Mr. Guthrie of an automobile previously purchased by the Company for Mr. Guthrie’s use while he was employed.  The Company has not appointed any replacement for Mr. Guthrie, and all existing officers of the Company shall continue to be employed in their current positions.

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

10.16	Resignation of David Guthrie as President, Chief Executive Officer and Director (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on October 30, 2006).
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED ENERGY, INC.

Date: December 5, 2006	By:	/s/ Joseph Jacobs
Joseph Jacobs
Chief Operating Officer, Principal
Executive Officer and Director

Date: December 5, 2006	By:	/s/ Robert Chmiel
Robert Chmiel
Interim Chief Financial Officer, Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Jacobs Joseph Jacobs	Chief Operating Officer, Principal Executive Officer and Director	December 5, 2006

/s/ Robert Chmiel Robert Chmiel	Interim Chief Financial Officer, Principal Accounting Officer and Director	December 5, 2006

/s/ Barry Tackett Barry Tackett	Director	December 5, 2006

/s/ Timothy M. Stobaugh Timothy M. Stobaugh	Director	December 5, 2006

/s/ Jesse Shelmire Jesse Shelmire	Director	December 5, 2006

/s/ Scott Griffith Scott Griffith	Director	December 5, 2006